Form 10QSB
period 1996-03-31
ORS AUTOMATION INC
filed 1996-05-16
CIK 350524

- - -----------------------------------------------------------------
- - -----------------------------------------------------------------

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              _____________

                               FORM 10-QSB


     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

           For the quarterly period ended:   March 31, 1996


                     Commission File No.:   0-10854


                          ORS AUTOMATION, INC.
(Exact name of small business issuer as specified in its charter)

            DELAWARE                           13-27956-75
   (State or other jurisdiction of           (I.R.S Employer
    incorporation or organization)         Identification No.)

          402 Wall Street, Princeton, New Jersey        08540
          (Address of principal executive offices)   (Zip Code)

                           (609) 924-1667
            (Issuer's telephone number, including area code)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes /X/   No

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes  /X/     No

     As of March 31, 1996, 8,048,763 shares of the registrants Common Stock and 12,000,000 shares of Class A Common Stock were outstanding .

     Transitional Small Business Format.  Yes    No  /X/

- - -------------------------------------------------------------------
- - -------------------------------------------------------------------

                          ORS AUTOMATION, Inc.


                          INDEX TO FORM 10-QSB
                             March 31, 1996

                                                            Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - March 31, 1996               3

      Unaudited Statements of Operations and Accumulated
            Deficit for the Three Months Ending
            March 31, 1996 and 1995.                         4

      Unaudited Statements of Cash Flows for the Three
            Months Ending March 31, 1996 and 1995.           5

      Notes to Financial Statements.                         6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.              7,8

Part II - Other Information                                   8

Signatures                                                    9

PART I   FINANCIAL STATEMENTS

                         ORS AUTOMATION, INC.
                       UNAUDITED BALANCE SHEET
                          MARCH 31, 1996

             ASSETS

Current Assets:
   Cash                                             $   252,498
   Accounts Receivable, net of allowance
      for doubtful accounts of $0                       162,153
   Inventory, net                                       136,594
   Prepaid Expenses                                       3,835
                                                       ---------
         Total Current Assets                           555,080

Property and Equipment, net                              13,928
                                                       ---------
             TOTAL ASSETS                           $   569,008
                                                       =========

             LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities:
   Accounts payable and accrued expenses            $    32,154
                                                        ---------
          Total current Liabilities                      32,154

Priority Tax Claims Payable - Interest                  118,722
Priority Tax Claims Payable - Principal                 225,077
Note Payable - Related Party                            166,102
Accrued Interest Payable - Related Party                214,267
                                                       ---------
                                                        724,168

Stockholders Deficit:
   Preferred Stock                                       10,000
   Common Stock                                         122,488
   Capital in excess of par                          24,914,499
   Accumulated deficit                              (25,234,301)
                                                    -------------
         Total Stockholder's Deficit                   (187,314)
                                                     ------------

             TOTAL LIABILITIES AND STOCKHOLDER'S
              DEFICIT                               $   569,008
                                                  ===============







The Notes to Financial Statements are an integral part of this statement

                           ORS AUTOMATION, INC.
         UNAUDITED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
            FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                    1996        1995
                                                   ------      ------
Sales                                         $   213,947    $  161,148
Cost of Goods Sold                                176,147       138,997
                                                  --------      --------
         Gross Profit                              37,800       22,151

Administrative, Marketing and General
   Expenses                                        70,517        64,569
                                                  --------      --------
Loss From Operations                              (32,717)      (42,418)

Other (Income) Expense
   Miscellaneous Income                              ---           (807)
   Interest Income                                 (1,890)         (709)
   Interest Expense                                10,090        10,147
   Depreciation and Amortization                    1,641         1,278
                                                  ---------     ---------
              Total Other Expense, net              9,841         9,909
                                                  ---------     ---------
Loss Before Provision for Income Taxes            (42,558)      (52,327)

Provision for Income Taxes                            ---          ---
                                                   ---------    ---------
Net Loss                                          (42,558)      (52,327)

Accumulated Deficit, Beginning of Period      (25,191,743)  (25,175,684)
                                               ------------ -------------
Accumulated Deficit, End of Period           $(25,234,301) $(25,288,011)
                                              ============= ==============
Loss per Share of Common Stock                $      (.00)   $     (.00)
                                               ============= =============
Weighted Average Number of Common
  Shares Outstanding                            20,047,763    20,002,233
                                               ============ ==============















The Notes to Financial Statements are an integral part of this statement

                         ORS AUTOMATION, INC.
                 UNAUDITED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                    1996        1995
                                                   ------      ------
Cash Flows From Operating Activities
   Net Loss                                   $   (42,558)   $ (52,327)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
     Depreciation and amortization                   1,641       1,278
     Cash provided by (used for) changes in:
       Accounts receivable, net                    262,950     121,217
       Inventory, net                              (22,853)    (28,128)
       Prepaid expenses                             (1,831)    (3,429)
       Accounts payable and accrued expenses        (8,753)    (10,296)
       Accrued interest payable-priority tax
          claims                                     5,107       5,164
       Accrued interest payable-related party        4,983       4,983
                                                   ---------   ---------
         Net Cash Provided (Used In) Operating
            Activities                             198,686      38,462

Cash Flows From Investing Activities:
   Purchase of property and equipment               (5,350)     (4,948)
                                                   ---------   ---------
         Net Cash Used in Investing Activities      (5,350)     (4,948)
                                                   ---------   ---------

Net Increase (Decrease) in Cash                    193,336      33,514

Cash at the Beginning of the Period                 59,162      57,420
                                                   --------    --------

Cash at the End of the Period                 $    252,498   $  90,934
                                                  ==========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                $      ---     $   ---
      Income taxes                            $      ---           297

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   The Company had two convertible subordinated debenture issues, one for $2,000,000 bearing interest at 11 1/2 percent per annum and the other for $727,000 with interest at 5 percent per annum. These debentures carried various conversion and redemption rights until the confirmation of the Plan of Reorganization on April 8, 1991 at which time the debentures including accrued interest were convertible into common stock. During the quarter ended March 31, 1996, $45,000 of 5% debenture was converted into 6,003 shares of common stock. Debenture holders have a five year period from the date April 8, 1991, which is the date the Company emerged from bankruptcy, to convert into common stock. As of March 31, 1996 and 1995, 687,893 and 687,956 shares, respectively, are held open for conversion.

The Notes to Financial Statements are an integral part of this statement

                           ORS AUTOMATION, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of March 31, 1996 and 1995 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 1995.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are outstanding at March 31, 1996.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of March 31, 1996, 8,048,763 shares are outstanding.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at March 31, 1996.

Note 3 - Income Per Share

     Income per share has been computed based upon the weighted average number of shares of the sum of both common stock and Class A common stock outstanding during the period.

Note 4 - Reclassifications

     Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 financial statement presentation.










The Notes to Financial Statements are an integral part of this statement

                            ORS AUTOMATION, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

GENERAL

Commencing in 1995, the Company has allocated a greater amount of its sales and services to Affiliated Manufacturers, Inc. (AMI), a principal shareholder in the Company, which on the whole provides the Company with substantially narrower margins as compared to sales to third parties. Of the $213,947 in total sales for the three months ending March 31, 1996, approximately 14% or $30,408 consisted of engineering and support services which billed at the Company's direct labor cost. In addition, equipment sales to AMI accounted for $84,176 or 39% of total sales in the three months ended March 31, 1996. At March 31, 1996, the accounts receivable due from AMI was $110,000.

In 1995, a major product development effort resulted in a new "WINDOWS" based vision system which accounted for approximately 76% of the total sales generated in the three months ending March 31, 1996.

     RESULTS of OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996
          COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

Sales for the three month period ended March 31, 1996 increased 33% to $213,947 compared to $161,148 for the comparable period in 1995. In addition, the gross profit percentage increased to 18% for the three month period ended March 31, 1996 as compared to 14% for the three month period ended March 31, 1995. This increase was largely due to lower computer hardware costs on delivered equipment.

The Company's administrative, marketing and general expenses increased by 9% to $70,517 for the three month period ended March 31, 1996 as compared to $64,569 for the three month period ended March 31, 1995. This increase was primarily due to higher travel and marketing expenses as more efforts were placed on developing additional customers.

The loss from operations for the three month period ended March 31, 1996 was $32,717 as compared with a loss of $42,418 for the three month period ended March 31, 1995. Net loss was $42,558 for the three month period ended March 31, 1996 as compared to a net loss of $52,327 for the comparable period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company has very limited funds to meet its working capital requirements. In the event that operations do not generate funds sufficient to cover cash expenditures, the Company will need to obtain capital from other sources, such as financial institutions or investors. To date the Company has been unable to obtain any bank financing and there is no assurance that if financing is required, it will be available to the Company.

On May 10, 1993, August 10, 1993, November 10, 1993, February 10, 1994, May
10, 1994 and August 10, 1994, payments totaling $45,500, $31,500, $42,000,
$63,000, $73,500 and $42,500, respectively, were due to the Internal Revenue Service and various State taxing authorities pursuant to the bankruptcy reorganization plan approved on April 8, 1991. As the Company required cash for operating capital, payments were not made on the due date. These payments have been deferred as permitted in the Reorganization Plan. The Company has had initial communications with the Internal Revenue Service regarding settling its outstanding obligations, however, no agreement has been reached.

Net cash provided by operating activities was $198,686 for the first three months of 1996 as compared to net cash provided by operating activities of $38,462 for the comparable period in 1995. The increase in net cash provided in 1996 was primarily due to a reduction in accounts receivable of $262,950 and an increase in accrued interest payable totalling $10,090, less net loss from operations as adjusted for depreciation and amortization, of $40,917 and an increase in inventory of $22,853. The Company used $5,350 for investing activities for purchase of fixed assets. The net cash provided of $193,336 for the first three months of 1996 resulted in a cash balance of $252,498 at March 31, 1996.



                       PART II - OTHER INFORMATION

                             NONE

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ORS AUTOMATION, INC.
                           (Registrant)


Date:   May 3, 1996                  /s/ Edward Kornstein
                                         Edward Kornstein
                                            President
                                    (Principal Accounting Officer)