Form 10QSB
period 1996-06-30
ORS AUTOMATION INC
filed 1996-08-15
CIK 350524

- -----------------------------------------------------------------
- -----------------------------------------------------------------

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              _____________

                               FORM 10-QSB


     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

           For the quarterly period ended:   June 30, 1996


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

     As of June 30, 1996, 8,082,443 shares of the registrants Common Stock and 12,000,000 shares of Class A Common Stock were outstanding .

     Transitional Small Business Format.  Yes    No  /X/

- -------------------------------------------------------------------
- -------------------------------------------------------------------

                          ORS AUTOMATION, Inc.


                          INDEX TO FORM 10-QSB
                             June 30, 1996

                                                            Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - June 30, 1996                 3

      Unaudited Statements of Operations and Accumulated
            Deficit for the Three Months and Six Months
            Ending June 30, 1996 and 1995.                    4,5

      Unaudited Statements of Cash Flows for the Six
            Months Ending June 30, 1996 and 1995.             6

      Notes to Financial Statements.                          7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.              8,9

Part II - Other Information                                   9

Signatures                                                    10































                                2
- -------------------------------------------------------------------

PART I   FINANCIAL STATEMENTS

                         ORS AUTOMATION, INC.
                       UNAUDITED BALANCE SHEET
                          JUNE 30, 1996

             ASSETS

Current Assets:
  Cash                                              $     122,684
  Accounts receivable,
    net of allowance for doubtful accounts of $0          297,785
  Inventory, net                                          126,182
  Prepaid expenses                                          3,437
                                                     ------------
      Total Current Assets                                550,088

Property and Equipment, net                                12,870
                                                     -------------
      TOTAL ASSETS                                   $    562,958
                                                     =============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses              $      43,483
                                                     -------------
      Total Current Liabilities                             43,483

Priority tax claims payable - interest                     123,829
Priority tax claims payable - Principal                    225,077
Note Payable - related party                               166,102
Accrued Interest Payable - related Party                   219,250
                                                     -------------
      Total Liabilities                                    777,741

Stockholders' Deficit:
  Preferred stock                                           10,000
  Common stock                                             122,824
  Capital in excess of par value                        24,914,163
  Accumulated deficit                                  (25,261,770)
                                                     ---------------
      Total Stockholders' Deficit                         (214,783)
                                                     ---------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIT                                       $     562,958
                                                      ==============







The Notes to Financial Statements are an integral part of this statement


                                 3
- ---------------------------------------------------------------------

                           ORS AUTOMATION, INC.
         UNAUDITED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
          FOR THE THREE and SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                            Three Months Ended June 30,
                                             ---------------------------
                                                    1996        1995
                                                   ------      ------
Sales                                         $   256,071    $  186,061
Cost of Goods Sold                                203,899       144,845
                                                  --------      --------
         Gross Profit                              52,172        41,216

Administrative, Marketing and General
   Expenses                                        69,369        62,569
                                                  --------      --------
Loss From Operations                              (17,197)      (21,353)

Other (Income) Expense
   Recovery of bad debt                              ---         (67,451)
   Miscellaneous Income                              ---          (1,200)
   Interest Income                                 (1,521)         (555)
   Interest Expense                                10,090        10,090
   Depreciation and Amortization                    1,703         1,410
                                                  ---------     ---------
              Total Other Expense, net             10,272       (57,706)
                                                  ---------     ---------
Income (Loss) Before Provision for Income Taxes   (27,469)       36,353

Provision for Income Taxes                            ---          ---
                                                   ---------    ---------
Net Income (Loss)                                 (27,469)       36,353

Accumulated Deficit, Beginning of Period      (25,234,301)  (25,228,011)
                                               ------------ -------------
Accumulated Deficit, End of Period           $(25,261,770)  $(25,191,658)
                                              ============= ==============
Loss per Share of Common Stock                $      (.00)   $     (.00)
                                               ============= =============
Weighted Average Number of Common
  Shares Outstanding                            20,070,216    20,728,189
                                               ============ ==============













The Notes to Financial Statements are an integral part of this statement


                               4
- -------------------------------------------------------------------

                                              Six Months Ended June 30,
                                             ---------------------------
                                                    1996        1995
                                                   ------      ------
Sales                                         $   470,018    $  347,209
Cost of Goods Sold                                380,046       283,842
                                                  --------      --------
         Gross Profit                              89,972        63,367

Administrative, Marketing and General
   Expenses                                       139,886       127,138
                                                  --------      --------
Loss From Operations                              (49,914)      (63,771)

Other (Income) Expense
   Recovery of bad debt                              ---        (67,451)
   Miscellaneous Income                              ---         (2,007)
   Interest Income                                 (3,411)       (1,264)
   Interest Expense                                20,180        20,237
   Depreciation and Amortization                    3,344         2,688
                                                  ---------     ---------
              Total Other Expense, net             20,113       (47,797)
                                                  ---------     ---------
Income (Loss) Before Provision for Income Taxes   (70,027)      (15,974)

Provision for Income Taxes                            ---          ---
                                                   ---------    ---------
Net Income (Loss)                                 (70,027)      (15,974)

Accumulated Deficit, Beginning of Period      (25,191,743)  (25,175,684)
                                               ------------ -------------
Accumulated Deficit, End of Period           $(25,261,770)  $(25,191,658)
                                              ============= ==============
Loss per Share of Common Stock                $      (.00)   $     (.00)
                                               ============= =============
Weighted Average Number of Common
  Shares Outstanding                            20,070,216    20,728,189
                                               ============ ==============

















The Notes to Financial Statements are an integral part of this statement


                               5
- ---------------------------------------------------------------------

                         ORS AUTOMATION, INC.
                 UNAUDITED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                    1996        1995
                                                   ------      ------
Cash Flows From Operating Activities
   Net Loss                                   $   (70,027)   $ (15,974)
   Adjustments to reconcile net (loss) to net
     cash (used in) operating activities:
      Depreciation and amortization                 3,344        2,688
      Cash provided by (used for) changes in:
       Accounts receivable, net                   127,318       (1,537)
       Inventory, net                             (12,441)     (37,877)
       Prepaid expenses                            (1,433)      (1,617)
       Accounts payable and accrued expenses        2,576       (4,210)
       Accrued interest payable-priority tax
          claims                                   10,214       10,271
       Accrued interest payable-related party       9,966        9,966
                                                   -------     --------
         Net Cash Provided (Used In) Operating
            Activities                             69,517      (38,290)

Cash Flows From Investing Activities:
   Purchase of property and equipment              (5,995)      (6,276)
                                                   ---------   ---------
         Net Cash Used in Investing Activities     (5,995)      (6,276)
                                                   ---------   ---------

Net Increase (Decrease) in Cash                    63,522      (44,566)

Cash at the Beginning of the Period                59,162       57,420
                                                  --------    --------

Cash at the End of the Period                 $   122,684   $   12,854
                                                  ==========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                $      ---     $   ---
      Income taxes                            $       297          125

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     Pursuant to the Plan of Reorganization, $45,000 of 5% convertible debentures and $40,000 of 11 1/2% convertible debentures were converted into 6,003 and 33,680 shares, respectively, of common stock during the quarters ended March 31, 1996, and June 30, 1996, respectively. No debentures were converted for the six month period ending June 30, 1995.








The Notes to Financial Statements are an integral part of this statement

                                 6
- --------------------------------------------------------------

                           ORS AUTOMATION, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of June 30, 1996 and 1995 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months and six months ended June 30, 1996 and 1995 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 1995.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are outstanding at June 30, 1996.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of June 30, 1996, 8,082,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at June 30, 1996.

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







The Notes to Financial Statements are an integral part of this statement


                                 7
- -----------------------------------------------------------------

                            ORS AUTOMATION, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

GENERAL

In 1995, a major product development effort resulted in a new "WINDOWS" based vision system which accounted for approximately 75% of the total sales generated in the six months ending June 30, 1996.

Related Party Transactions

In the second quarter of 1996, the Company allocated a lesser part of its resources to engineering services sold to Affiliated Manufacturers, Inc.
(AMI), a principal shareholder in the Company, than in in first quarter ended March 31, 1996. Of the $470,455 in total sales for the six months ending June 30, 1996, approximately 8% or $38,781 consisted of engineering and support services to AMI, while equipment sales to AMI accounted for $155,306.



   RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996
        COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1995

Sales for the three month and six month period ended June 30, 1996 increased 37.6% and 35.4% to $256,071 and $470,018, respectively, compared to $186,061 and $347,209, for the three and six month periods ended June 30, 1995. The gross profit percentage increased slightly to 19.1% for the six month period ended June 30, 1996 as compared to 18.3% for the six month period ended June 30, 1995. These variations are largely due to market fluctuations in computer hardware costs on delivered equipment.

The Company's administrative, marketing and general expenses increased by 10.9% to $69,369 for the three month period ended June 30, 1996. The Company's administrative, marketing and general expenses increased by 10.0% to $139,886 for the six month period ended June 30, 1996 as compared to $127,138 for the six month period ended June 30, 1995. This increase was primarily due to higher travel and marketing expenses as more efforts were placed on developing additional customers.

The loss from operations for the three month period ended June 30, 1996 was $17,197 as compared with a loss of $21,353 for the three month period ended June 30, 1995. A loss of $49,914 from operations was incurred for the six month period ended June 30, 1996 compared to a loss from operations of $63,771 for the six month period ended June 30, 1995.

The Company had a one time recovery of bad debt in the amount of $67,451 in 1995 which provided it with other income of $59,707 and $47,797 for the three and six months ended June 30, 1995, as compared to other expenses of $10,272 and $20,113 for the three and six months ended June 30, 1996. Net loss of $70,027 was incurred for the six month period ended June 30, 1996 as compared to net loss of $15,974 for the six month period ended June 30, 1995.







                                8
- -------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company has very limited funds to meet its working capital requirements. The Company needs to obtain additional capital. To date the Company has been unable to obtain any bank financing and there is no assurance that it will be available to the Company from any other sources.

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










                     PART II - OTHER INFORMATION

                             NONE

- ------------------------------------------------------------------

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ORS AUTOMATION, INC.
                           (Registrant)


Date:   August 7, 1996                /s/ Benson M. Austin

                                         Benson M. Austin
                                       Chairman of The Board
                                            (Treasurer)