Form 10QSB
period 1996-09-30
ORS AUTOMATION INC
filed 1996-11-15
CIK 350524

-----------------------------------------------------------------
-----------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT
                                    OF 1934

              For the quarterly period ended   September 30, 1996

                         Commission File No.:   0-10854


                              ORS AUTOMATION, INC.
       (Exact name of small business issuer as specified in its charter)


             DELAWARE                        13-27956-75
   (State or other jurisdiction of                  (I.R.S
Employer
identification No.)
  incorporation or organization)

          402 Wall Street, Princeton, New Jersey        08540
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

     As of September 30, 1996, 8,082,443 shares of the registrants Common
Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Format.  Yes    No /X/


-----------------------------------------------------------------
--
-----------------------------------------------------------------
--

                              ORS AUTOMATION, Inc.


                              INDEX TO FORM 10-QSB
                               September 30, 1996

                                                             Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - September 30, 1996              3

      Unaudited Statements of Operations and Accumulated
                Deficit for the Three and Nine Months
                Ending September 30, 1996 and 1995.             4

      Unaudited Statements of Cash Flows for the Nine
                  Months Ending September 30, 1996 and 1995.    5

      Notes to Financial Statements.                            6

   Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.
7,8

Part II - Other Information                                     8

Signatures                                                      9





























                                2
-----------------------------------------------------------------
--

PART I   FINANCIAL STATEMENTS

                         ORS AUTOMATION, INC.
                       UNAUDITED BALANCE SHEET
                          SEPTEMBER 30, 1996

             ASSETS

Current Assets:
  Cash                                              $    120,930
  Accounts receivable                                    328,876
  Inventory, net                                         121,243
  Prepaid expenses                                         1,313
                                                       ----------
      Total Current Assets                                572,362

Property and Equipment, net                                13,236
                                                        ---------
      TOTAL ASSETS                                   $    585,598

=============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses              $     37,237

-------
                           Total Current Liabilities       37,237

Priority Tax Claims Payable - Interest                    128,993
Priority Tax Claims Payable - Principal                   225,077
Note Payable - related party                              166,102
Accrued Interest Payable - related party                  224,233

--------
      Total Liabilities                                   744,405

Stockholders' Deficit:
  Preferred stock                                          10,000
  Common stock                                            122,024
  Capital in excess of par                             24,914,963
  Accumulated deficit
(25,243,031)

-----------
      Total Stockholders' Deficit
(196,044)

----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIT                                      $    585,598

===============







The Notes to Financial Statements are an integral part of this statement


                                 3
-----------------------------------------------------------------
----

                           ORS AUTOMATION, INC.
         UNAUDITED STATEMENTS OF OPERATIONS AND ACCUMULATED
DEFICIT
       FOR THE THREE and NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
1995

                                            Three Months Ended
September 30,

---------------------------
                                                    1996
1995
                                                   ------
------
Sales                                         $   332,872    $
233,565
Cost of Goods Sold                                233,213
179,776
                                                  --------
--------
         Gross Profit                              99,659
53,789

Administrative, Marketing and General
   Expenses                                        69,158
63,583
                                                  --------
--------
Income (Loss) from Operations                      30,501
9,794

Other (Income) Expense
   Recovery of bad debt                              ---
---
   Miscellaneous Income                              ---
---
   Interest Income                                   (419)
(521)
   Interest Expense                                10,147
10,721
   Depreciation and Amortization                    2,034
1,344
                                                  ---------
---------
            Total Other (Income) Expense, net      11,762
11,544
                                                  ---------
---------
Income (Loss) Before Provision for Income Taxes    18,739
(21,338)

Provision for Income Taxes                            ---
---
                                                   ---------
---------
Net Income (Loss)                                  18,739
(21,338)

Accumulated Deficit, Beginning of Period      (25,261,770)
(25,191,658)
                                               ------------
-------------
Accumulated Deficit, End of Period           $(25,243,031)
$(25,212,996)
                                              =============
==============
Loss per Share of Common Stock                $      (.00)   $
(.00)
                                               =============
=============
Weighted Average Number of Common
  Shares Outstanding                            20,070,216
20,728,189
                                               ============
==============













The Notes to Financial Statements are an integral part of this statement


                               4
-----------------------------------------------------------------
--

                                              Nine Months Ended
September 30,

---------------------------
                                                    1996
1995
                                                   ------
------
Sales                                         $   802,890    $
580,774
Cost of Goods Sold                                613,259
463,618
                                                  --------
--------
         Gross Profit                             189,631
117,156

Administrative, Marketing and General
   Expenses                                       209,044
190,721
                                                  --------
--------
Income (Loss) from Operations                     (19,413)
(73,565)

Other (Income) Expense
   Recovery of bad debt                              ---
(67,451)
   Miscellaneous Income                              ---
(2,007)
   Interest Income                                 (3,830)
(1,785)
   Interest Expense                                30,327
30,958
   Depreciation and Amortization                    5,378
4,032
                                                  ---------
---------
          Total Other (Income) Expense, net        31,875
(36,253)
                                                  ---------
---------
Income (Loss) Before Provision for Income Taxes   (51,288)
(37,312)

Provision for Income Taxes                            ---
---
                                                   ---------
---------
Net Income (Loss)                                 (51,288)
(37,312)

Accumulated Deficit, Beginning of Period      (25,191,743)
(25,175,684)
                                               ------------
-------------
Accumulated Deficit, End of Period           $(25,243,031)
$(25,212,996)
                                              =============
==============
Loss per Share of Common Stock                $      (.00)   $
(.00)
                                               =============
=============
Weighted Average Number of Common
  Shares Outstanding                            20,070,216
20,728,189
                                               ============
==============

















The Notes to Financial Statements are an integral part of this statement

                         ORS AUTOMATION, INC.
                 UNAUDITED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                        1996
 1995
                                                       ------
------
Cash Flows From Operating Activities:
 Net (Loss)                                        $    (51,288)
$   (37,312)
 Adjustments to reconcile (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                         5,378
    4,032
    Changes in assets and liabilities:
      Accounts receivable                                96,227
   78,088
      Inventory                                          (7,502)
  (25,398)
      Prepaid expenses                                      691
      514
      Accounts payable                                   (3,670)
      788
      Accrued interest payable-related party             15,378
    14,949
      Accrued interest payable-priority tax claims       14,949
    16,009
       Net Cash Provided By (Used In) Operating
---------    --------
           Activities                                    70,163
    51,670

Cash Flows From Investing Activities:
 Purchase of fixed assets                                (8,395)
    (6,276)
                                                         --------
    -------
       Net Cash Used in Investing Activities             (8,395)
    (6,276)

Net Increase in Cash                                     61,768
    45,394

Cash at Beginning of the Period                          59,162
    57,420
                                                        --------
    -------
Cash at End of the Period                          $    120,930
$    102,814
                                                   =============
============


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest                                        $         --
$        --
   Income taxes                                    $        297
$        125


Supplemental Schedule of Noncash Investing and
 Financing Activities:
   Pursuant to the Plan of Reorganization, $45,000 of 5% convertible debentures and $40,000 of 11- 1/2% convertible debentures were converted into 6,003 and 33,680 shares, respectively, of common stock during the quarter ended March 31, and June 30, 1996, respectively.

   Pursuant to the plan $3,000 of 11-1/2 percent convertible debentures were converted into 2,526 shares of common stock during the nine month period ended September 30, 1995.


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

     Pursuant to the Plan of Reorganization, $45,000 of 5%
convertible
debentures and $40,000 of 11 1/2% convertible debentures were converted into
6,003 and 33,680 shares, respectively, of common stock during the quarters
ended March 31, 1996, and June 30, 1996, respectively.  No
debentures were
converted for the six month period ending June 30, 1995.
                                6

                           ORS AUTOMATION, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the
Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of September 30, 1996 and 1995 reflect all adjustments
(consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated
December 31,
1995.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and
1,000,000 shares have been authorized to be issued. All are outstanding at
September 30, 1996.

     The common stock of the Company has a par value of $.01 per share and
10,000,000 shares have been authorized to be issued. As of September 30, 1996,
8,082,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of
$.0035 per share and 12,000,000 shares have been authorized to be issued.
All are outstanding at September 30, 1996.

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







The Notes to Financial Statements are an integral part of this statement


                                 7
-----------------------------------------------------------------

                            ORS AUTOMATION, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

GENERAL

In 1995, a major product development effort resulted in a new "WINDOWS" based vision system which was expanded to a "WINDOWS 95" based operating in 1996.
These systems accounted for approximately 80% of the total sales generated in the nine months ending September 30, 1996. In 1996, a control product which integrated the vision system with motor controls was developed and accounted for approximately 12% of sales in the nine months ending September 30, 1996.

Related Party Transactions

Of the $803,327 in total sales for the nine months ending
September 30, 1996,
approximately 5% or $39,981 consisted of engineering and support services provided to Affiliated Manufacturers, Inc. (AMI), a principal shareholder of the Company. Equipment sales to AMI accounted for $203,421 or 25% of total sales for the same period.




                            RESULTS OF OPERATIONS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
1996
        COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
1995

Sales for the three month and nine month period ended September
30, 1996
increased 42.5% and 38.2% to $332,872 and $802,890, respectively, compared to
$233,565 and $580,774, for the three and nine month periods ended
September
30, 1995. The gross profit percentage increased to 23.6% for the nine month period ended September 30, 1996 as compared to 20.2% for the nine month period ended September 30, 1995. This increase in gross profit was largely due to lower computer hardware costs on delivered equipment.

The Company's administrative, marketing and general expenses increased by 8.8% and 9.6% to $69,158 and $209,044, respectively, for the three month and nine month period ended September 30, 1996 as compared to the corresponding periods in 1995. This increase was primarily due to higher travel and marketing expenses, as more efforts were placed on developing additional customers.

Income from operations for the three month period ended September
30, 1996 was
$30,501 as compared with a loss of $9,794 for the three month period ended
September 30, 1995. A loss of $19,413 from operations was incurred for the nine month period September 30, 1996 compared to a loss from operations of
$73,565 for the nine month period ended September 30, 1995.

The Company had a one time recovery of bad debt in the amount of $67,451 in
1995 which provided it with other income of $36,253 for the nine months ended
September 30, 1995, as compared to other expenses of $31,875 for the nine months ended September 30, 1996. Net income of $18,739 was provided for the third quarter of 1996 as compared to a net loss of $21,338 for the comparable quarter in 1995. Net loss of $51,288 was incurred for the nine month period ended September 30, 1996 as compared to net loss of $37,312 for the nine month period ended June 30, 1995.




                                8
-----------------------------------------------------------------
--

LIQUIDITY AND CAPITAL RESOURCES

The Company has limited funds to meet its working capital requirements and needs to obtain additional capital to expand its marketing and sales activities. To date the Company has been unable to obtain any bank financing and there is no assurance that it will be available to the Company from any other sources.

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





                       PART II - OTHER INFORMATION

                             NONE






























                                   9

-----------------------------------------------------------------
-

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ORS AUTOMATION, INC.
                           (Registrant)


Date:   November 13, 1996               /s/ Benson M. Austin

                                         Benson M. Austin
                                       Chairman of The Board
                                            (Treasurer)