Form 10-K
period 1996-12-31
ORS AUTOMATION INC
filed 1997-03-31
CIK 350524

-----------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
           ------------------------------------------------------

                                FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                   SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996
   ______________________________________________________________

                  Commission File No.: 0-10854
    ___________________________________________________________

                            ORS AUTOMATION, INC.
          (Exact name of registrant as specified in its charter)

                DELAWARE               I.R.S. Employer Identification
    (State or other jurisdiction of                 No. 13-27956-75
    incorporation or organization)

                  402 Wall Street, Princeton, New Jersey
                  (Address of principal executive offices)

           08540                           (609) 924-1667
        (Zip Code)               (Registrant's Telephone Number)

   Securities registered pursuant to Section 12(b) of the Act:
           Title of each class:    None
           Name of each exchange on which registered:   None

    Securities registered pursuant to Section 12(g) of the Act:
           Common Stock ($.01 par value per share)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes /X/    No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     State issuer's revenues for its most recent fiscal year:  $1,232,421

     As of March 1, 1997, the aggregate market value of the voting stock
held by non-affiliates of the registrant was:   $66,861.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court. Yes  /X/   No

     As of March 1, 1997, 8,082,443 shares of the registrants Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Disclosure Format:  Yes   No /X/

                         Part I

Item 1.  Description of Business

(a)  State of Incorporation; Offices and Facilities

          ORS Automation, Inc. ("ORS" or the "Company"), the registrant, was incorporated under the laws of the State of Delaware in 1968 and commenced operations in 1972. The Company's executive offices and production facilities are located at 402 Wall Street, Princeton, New Jersey 08540.

(b) Nature of Business

          The Company is primarily engaged in the production and sale of microcomputer-based vision products for automatic identification, inspection, control of industrial processes and visual sensing systems for use with industrial automation equipment.

(c) Corporate Developments

          On September 9, 1986 the Company filed for voluntary bankruptcy under Chapter 11 of the U.S. Bankruptcy code in the United States Bankruptcy Court for the District of New Jersey, Trenton, New Jersey, Case Number 86-05524 and continued to operate as Debtor in Possession. On December 31, 1986, Affiliated Manufacturers Inc., a major customer, acquired a controlling interest in the Company. A Fourth Amended Plan of Reorganization was filed by Affiliated Manufacturers Inc. with the Bankruptcy Court in February 1991 and subsequently confirmed by the Court on April 8, 1991.

          On September 1, 1992 a Final Decree officially closing the Chapter 11 bankruptcy case was issued by the United States Bankruptcy Court for the District of New Jersey.

          On January 17, 1997, Mr. Benson Austin, Chairman of the Board, Chief Executive Officer and Treasurer of the Company, and Chairman of the Board, Chief Executive Officer and principal shareholder of Affiliated Manufacturers, Inc., passed away. Mr. Austin, held his positions with the Company since 1987. Mr. Edward Kornstein, the President of the Company, has succeeded Mr. Austin as Chairman of the Board, Chief Executive Officer and Treasurer. In February 1997, Mr. Walter Sherman resigned as Director and Mr. Howard Imhof was elected to the Board of Directors.

(d) Company's Technology

          ORS's area of business is machine vision technology which evolved out of digital image processing research conducted in the past decade. With lower costs and greatly increased speeds made possible by advances in micro-electronics, machine vision became practical for industrial use.

          ORS vision systems are specifically oriented toward the recognition of visual patterns to determine an object's identity, position and quality. This information is used in conjunction with computer-based automation to control processes, machines and production quality. The principal vision products produced by ORS are comprised of a range of proprietary software processing algorithms, signal processors, and peripheral equipment. Where possible, these products utilize commercially available hardware components (e.g. television cameras, analog to digital converters, display devices and microcomputers).

          With these capabilities, ORS's products currently in production are used to provide guidance information to automatic precision machinery.

(e) Products

          Since 1986, ORS Automation, Inc., has concentrated its resources in refining and expanding guidance applications for screen printers used in the manufacture of electronic circuit boards and micro-circuit printing on ceramic substrates. The resulting units have high processing speeds with the flexibility to make them cost-effective in the factory environment. It is believed that the Company's technical expertise combined with its proven industrial "solution" experience would place the Company in a strong competitive position wherever electronic circuitry is being manufactured for use in apparatuses, devices, or appliances. The principal product of the Company in this area is "i-lign", which automatically and precisely positions patterned materials for further processing such as printing, and for other processing with various machine tools.

          The Company intends to expand the market niches in which it has demonstrated technical and marketing capability, namely alignment systems and machine control applications. The factory-ready nature of the Company's products will be emphasized and its experience in automation in the electronics industry, will, to the extent possible, draw on successful instances of real applications to provide a cost-justified return to both equipment manufacturers and end user customers.

(f) Manufacturing

          The Company assembles its vision and control products entirely from electronics and other components purchased from nonaffiliated supply sources. The major components of the products (cameras, display devices, microcomputers, controls, mechanical assemblies and cabinets) are available from various sources. To these, ORS adds its proprietary software and interfaces.

(g) 1996 Sales & Recent Backlog

          The Company sells its products principally to manufacturers of automation equipment for the electronics industry. Sales of $1,232,421 were up 36.7% from 1995 results of $901,712. Two customers accounted for approximately 97% of the total sales for the period.

          As of March 1, 1997 the Company had unfilled orders for products totaling $514,298. This total backlog, of which approximately 78% is based on a purchase order from one customer, is scheduled to be delivered in 1997. This compares with the backlog of $348,784 on March 1, 1996. The increase in backlog reflects sales of applications for the ORS technology developed in 1995 and 1996 and now coming into acceptance as well as new product offerings based upon the library of experience ORS has built.

(h) Patents and Trademarks

          The Company holds United States Patent No. 3,877,019, titled "Photo-measuring Materials Device for Computer Storage of Photographic and Other Materials", granted April 8, 1975; No. 3,908,078, titled "Method and Apparatus for Digital Recognition of Objects Particularly Biological Materials", granted September 23, 1975; No. 4,613,269, titled "Robotic Acquisition of Objects By Means Including Histogram Techniques", granted September 23, 1986 and No. 4,642,813, titled "Electro-Optical Quality Control Inspection of Elements on a Product", granted February 10, 1987. Although the registrant relies primarily on its technological know-how and expertise in the field of machine vision, some products are nevertheless based, in part, on the technology underlying these patents. No assurance can be given as to the validity and scope of the protection provided by these patents.

          The Company holds and uses several registered trademarks. "ORS" is used as a general identifying symbol in respect of its Products. "i-bot" is used in conjunction with systems when adapted for use with industrial robots and the related electronic grippers. "FLEXVISION" identifies a flexible image computer. The alignment products are identified by "i-lign" and circuit board inspection systems are identified by "i-flex". The Company has also copyrighted critical software.

(i) Product Development

          During fiscal years 1996 and 1995 the Company expended approximately $250,000 and $242,000 respectively, on software and product development activities. The product development in 1996 concentrated on increasing performance of units developed in 1995 and also by adding language options to the user interface (German, Japanese, Spanish, etc.) increasing their potential application in the international market.

          The machine control software developed originally to be integrated with the vision function, all operating under "Windows 95", was separated and can now be marketed as a "stand alone" control package. Sales of this programmable machine control package represented approximately 15% of total sales in 1996.

(j) Competition

          The Company believes that there are now a substantial number of competitors in the automatic machine vision identification, inspection and control markets in which the Company's products compete. Recently several of these competitors have merged to improve their market position. There are several products now available that perform functions similar to those performed by existing ORS products and those that the Company intends to produce. Presently the field appears to be dominated by a few companies, the most prominent being Cognex, Acuity, Allen-Bradley and Omron. These companies possess financial resources and research and development staffs far greater than those of the Company.

(k) Employees

          At December 31, 1996, the Company had 9 employees. The Company also engages consultants from time to time to provide specialized expertise in areas in which it is uneconomical to utilize full-time employees. The Company enjoys good relations with its employees.


Item 2.  Description of Property

          The Company leases 7,695 square feet of office and engineering space at 402 Wall Street, Princeton, New Jersey 08540. The lease expired on June 30, 1996 and was extended through January 31, 1997. At the Company's request, the lease is extended on a month-to-month basis beginning February 1, 1997, at the base rent of $4,008 per month plus tenant's share of operating expenses which currently amount to $1,970 per month. The Company does not anticipate any difficulty in extending the lease if it so desires.


Item 3. Legal Proceedings

          There are no known legal actions in which the Company is a party.


Item 4.  Submission of Matters to a Vote of Security Holders

          None

                           PART  II

Item 5.  Market for Common Equity and Related Stockholder Matters

      On October 15, 1986, the Company's common stock was delisted from NASDAQ for failure to meet the minimum capital and surplus requirements of the NASD By-Laws. Since there are no market makers for the Company's stock, trading, if any, has been sporadic. As of December 31, 1996 there were 532 holders of record of the Company's common stock.

          The Company has neither declared nor paid any dividends on its shares of Common Stock or Preferred Stock since its inception. Any decision as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant. The Company anticipates that it will retain earnings, if any, in order to finance the development and expansion of its business.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The following table presents selected financial data for the Company for the Company's past two years.

                        For The Year Ended December 31,

  Results of Operations                 1996                1995
-------------------------            ----------             ---------
  Operating Revenues                $ 1,232,421            $ 901,712

  Income Loss) From Operations           97,032              (41,417)

  Net Income (Loss)                      54,114              (16,059)

  Net Income (Loss) per
   Share of Common Stock                  0.00                (0.00)

  Financial Position at
    December 31,

 Total Assets                       $  648,308             $ 610,229

 Total Liabilities                     738,950               754,985

 Shareholder's Deficit                 (90,642)             (144,756)

     As discussed in Note 1 to the financial statements, continuation of the Company as a going concern and realization of its assets and liquidation of its liabilities in the ordinary course of business are dependent upon, among other things, the ability of the Company to maintain adequate financing and to continue to achieve profitable continuing operations. The Company has been existing, and will continue to, on its current cash flow only. To date the Company has been unable to obtain any bank financing and there is no assurance that if financing is required, it will be available to the Company.

     The cost of the components for the Company's products (primarily electronic components) has been decreasing in recent years, whereas the capacity and capability of such items have been increasing. However, as the Company increases its software emphasis, product development labor costs will likely increase in the future, but the labor component included in product costs will decrease. Therefore, the Company must increase the sales of its products and improve margins in order to generate sufficient cash to continue operations.

 Results of Operations

     Comparing the results of operations of 1996 with 1995, sales of $1,232,421 increased approximately 36.7% from 1995 sales of $901,712. Approximately 85% of the sales in 1996 were related to "i-lign" products compared with 99% of sales in 1995. One customer, Affiliated Manufacturers, Inc., ("AMI"), which has a controlling interest in the Company, accounted for approximately 36% of the total sales in 1996 compared with 52% of total sales in 1995.

     Administrative, Marketing and General expenses increased approximately 12.4% to $298,365 for the year ended December 31, 1996 as compared to $265,372 for the year ended December 31, 1995. This increase was primarily due to a bad debt allowance of $18,860 and increased travel expenses to service an overseas customer.

     Software and product development expense increased 3.3% to approximately $250,000 in 1996 compared to approximately $242,000 in 1995. The Company expects to continue product development at the current rate, to enhance its current products and for the development of new products.

     The income from operations for the year ended December 31, 1996 was $97,032, as compared to a loss from operations of $41,417 for the year ended December 31, 1995. In 1996, the Company had "Other Expenses" of $42,918 as compared to "Other Income" of $25,358, primarily due to the Company's recovery of a bad debt of $67,451 in 1995. As a result, the Company had a net income of $54,114 for the year ended December 31, 1996, as compared to a net loss of $16,059 for year ended December 31, 1995.

     Liquidity and Capital Resources

     On May 10, 1993, August 10, 1993, November 10, 1993, February 10, 1995,
May 10, 1994 and August 10, 1994, payments totaling $45,500, $31,500, $42,000,
$63,000, $73,500 and $42,500, respectively, were due to the Internal Revenue Service and various State taxing authorities pursuant to the bankruptcy reorganization plan approved on April 8, 1991. On December 27, 1996, payments totaling $45,500 were made to the Internal Revenue Service and various State taxing authorities. As the Company required cash on hand for operating capital and to implement new product development other payments were not made on the due dates. These payments were deferred as permitted in the Reorganization Plan. The Company has initial communications with the Internal Revenue Service regarding settling its outstanding tax obligations.

     In 1996, operating activities provided $163,186, investing activities used $8,395 for the purchase of equipment, and financing activities used $45,500 for the payment of priority tax claims, compared to cash provided by operations of $8,018 and cash used in investing activities of $6,2376 in 1995. As a result, the Company had a net increase in cash of $109,291 which resulted in cash on hand at December 31, 1996 of $168,453. The increase of cash in 1996 was due largely to the efficient collection of accounts receivable and a decrease in inventory. This increase in cash in 1996 permitted the payment of $45,500 of priority tax claims.

      Since emerging from bankruptcy proceedings in 1991, payments to the Internal Revenue Service, State taxing authorities, unsecured creditors and the buyout of shareholders holding less than 1,000 shares totaled $405,175, which has made it very difficult for the Company to invest in and expand its business.

     In 1996, $40,000 of an existing 11 1/2% Convertible Debenture was submitted for conversion into 33,680 shares of Common Stock and $45,000 of an existing 5% Convertible Debenture was submitted for conversion into 6,003 shares of Common Stock as specified in the Plan of Reorganization confirmed on

April 8, 1991. This resulted in an increase in outstanding shares of Common Stock from 8,042,760 on December 31, 1995 to 8,082,443 on December 31, 1996.

     The total stockholder's deficit of $144,756 in 1995 decreased approximately 37.4% to $90,642 in 1996 as a result of the Company's net income of $54,114 for the year ended December 31, 1995.

Item 7.  Financial Statements and Supplementary Data

     Financial Statements and schedules filed herewith are listed in the table of contents to the financial statements on page F-2.


Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

        None

                                 Part III

Item 9.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are:

       Name               Positions with registrant   Has served as
                         and age as of March 1, 1997  director since
Edward Kornstein         Chairman of the Board           1991
                         Chief Executive Officer
                         and Treasurer, 67

William Trautman            Director, 57                 1987

Howard W. Imhof             Director, 54                 1997


Patricia Newbill            Secretary, 64                ----

          Edward Kornstein, Chairman of the Board, Chief Executive Officer, Treasurer and Director. Mr. Kornstein has been President of the Company since February 1987, Director since 1991, and Chairman of the Board and Treasurer since 1997. From 1978 to 1987, he held various management positions in the Company. Prior to Joining the Company, Mr. Kornstein was the owner of Kortron, a consulting firm, and previously held executive and management positions with Optel Corporation and RCA.

          William E. Trautman, Director. Mr. Trautman is Senior Vice-President of A.T. Kearney, a global management consulting firm and General Principal in Dupont, White and Stone, a NASD broker dealer. Previously, he held senior executive positions with several companies including Boyden Company, Moore & Schley Securities, Seatrain Lines, Inc., XM World Trade, Litton Industries and Ford Motor Company.

          Howard W. Imhof, Director. Mr. Imhof is President, Chief Operating Officer and Director of Affiliated Manufacturers, Inc. and was elected to the Board of Directors in February, 1997. Previously he has served as chief operating officer, chief executive officer, and in other international sales and marketing management positions in the electronic materials industry including Lanxide Electronics Corporation, and Sherritt Corporation - Aluminum Nitride Group. Mr. Imhof is a co-founder of Heraeus Cermalloy's Electronic

Materials Division and served for several years in a number of top management positions.

          Patricia M. Newbill, Secretary. Ms Newbill was elected Secretary of the Company in 1997 and is currently Secretary of Affiliated Manufacturers, Inc. Since 1987, Ms Newbill is Administrative Assistant at Affiliated Manufacturers.

     Benson M. Austin, the Chairman of the Board, Chief Executive Officer and Treasurer of the Company during 1996, passed away on January 17, 1997. Edward Kornstein, President of the Company has succeeded Mr. Austin as Chairman of the Board, Chief Executive Officer and Treasurer of the Company. In February 1997, Mr. Walter Sherman resigned as Director of the Company.

Item 10.  Executive Compensation

     The following summary compensation table sets forth all compensation paid by the Company during the fiscal years ended December 31, 1996, 1995 and 1994 in all capacities for the accounts of the Chief Executive Officer (CEO) and President.

     Name and Principal                  Annual           Restricted
         Position           Year      Compensation      Stock Awards
     -------------------    -----      ----------         ----------
Benson M. Austin,  CEO       1996          0                  0
                             1995          0                  0
                             1994          0                  0

Edward Kornstein, President  1996       $ 68,363              0
                             1995       $ 83,897              0
                             1994       $ 83,205              0

     Directors do not receive any remuneration for their services as such. The Company does not have a pension plan.

                               Stock Options

     Under the terms of the Reorganization Plan, all options and warrants then outstanding were canceled. During 1995 and 1996, no options were granted.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number and percentage of the shares of the registrant's voting stock owned as of March 1, 1997 by all persons known to the registrant who own more than 5% of the outstanding number of such shares, by all directors of the registrant, and by all officers and directors of the registrant as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.


                               Common Stock

  Title                      Number of Shares             Percent
 of Class       Name         Beneficially Owned           of Class
----------     -------       --------------------         -------
  Common     Affiliated        13,076,250   (1)            65.2%
           Manufacturers Inc.
          U.S.Highway 22, P.O.
          Box 5049 North
          Branch, NJ 08876

  Common     Edward Kornstein      320,064                  1.6%
             Chairman, CEO
             Director,
           ORS Automation, Inc.
           402 Wall Street
           Princeton, NJ 08540
                                _________________          _______

  Common   All Directors and       320,064                   1.6%
          Officers as a group

(1) Includes 1,076,250 shares of Common Stock, $0.01 par value, and 12,000,000 shares of Class A Common Stock, $0.0035 par value. The Company's Class A Common Stock has the same rights and preferences as the Company's Common Stock, $0.01 par value.

                       Series A Preferred Stock (1)

  Title
 of Class            Name       Number of Shares           Percent
                               Beneficially Owned          of Class
-----------      -----------   ------------------         ----------
 Series A       Affiliated           1,000,000              100%
 Preferred    Manufacturers Inc.
              U.S.Highway 22, P.O.
              Box 5049 North
              Branch, NJ 08876

(1) Each share of Series A Preferred Stock, $0.01 par value, has the same rights and preferences as the Company's Common Stock, $0.01 par value.

Item 12. Certain Relationships and Related Transactions

     Affiliated Manufacturers, Inc (AMI), a principal shareholder of the Company, currently holds a first priority secured note from the Company. As of December 31, 1996, the principal amounted to $166,102 and the accrued interest, which is being calculated using simple interest on a quarterly basis at a rate of 12% per annum, amounted to $229,216. No payments were made to AMI in 1996 and 1995.

     Sales to AMI for the years ended December 31, 1996 and 1995 were $437,912 and $467,574, respectively. The sales represent approximately 36% and 52%, respectively, of the total sales of the Company for those years. At December 31, 1996, and December 31, 1995, accounts receivable from AMI amounted to $155,733 and $341,098, respectively.

                                 PART IV


Item 13.  Exhibits List and Reports on Form 8-K

     (a) Exhibits

        See Page 11 for a List of Exhibits.

                                Exhibit
 Method of Filing                  No.                     Exhibits
------------------             ---------                 -------------
Incorporated by reference         2(a)          Plan of Reorganization under
to Form 8-K, dated                              Chapter 11 of the United
 April 29, 1991.                                States Bankruptcy Code, dated
                                                April 8, 1991

Incorporated by reference         2(b)          Order Closing Case and Issuing
to Exhibit 2(b) to Form                         Final Decree Pursuant to 11
10KSB, for the year ended                       U.S.C. Section 350(a) and
December 31, 1992.                              Bankruptcy Rules 3022 and
                                                5009, dated September 1, 1992

Incorporated by reference         3(a)          Certificate of Incorporation
to Exhibit 3(a) to Form                         of ORS Automation, Inc. as
S-1, File No. 2-70609.                          amended through December 29,
                                                1980.

Incorporated by reference         3(b)          By-Laws of ORS Automation,
to Exhibit 3(b) to Form                         Inc.
S-1, File No. 2-70609.

Incorporated by reference         3(c)          Certificate of Amendment of
to Exhibit 3 to Form 10-Q                       Certificate of Incorporation
for the Quarter ended                           of ORS Automation, Inc. filed
June 30, 1983.                                  with the Secretary of State of
                                                Delaware on May 27, 1983.

Incorporated by reference         3(d)          Certificate of Amendment of
to Exhibit 3(d) to Form                         Certificate of Incorporation
10-K, for the Year ended                        of ORS Automation, Inc. filed
December 31, 1991.                              with the Secretary of State of
                                                Delaware on May 30, 1985.

Incorporated by reference         3(e)          Certificate of Designations of
to Exhibit 3(e) to Form                         The Preferred Stock of
10-K, for the Year ended                        ORS Automation, Inc. filed
December 31, 1991.                              with the Secretary of State
                                                of Delaware on December 30,
                                                1986.

Incorporated by reference         3(f)          Certificate of Reorganization
to Exhibit 3(f) to Form                         and Amendment Pending
10-K, for the Year ended                        Confirmation of Plan of
December 31, 1991.                              Reorganization of ORS
                                                Automation, Inc. filed with
                                                the Secretary of State of
                                                Delaware on December 30, 1986.

Incorporated by reference         10(a)         Lease by and between ORS
to Exhibit 10(a) to Form                        Automation, Inc. and SLM II,
10-K, for the Year ended                        dated June 28, 1991.
December 31, 1991.

Incorporated by reference         10(b)         Amendment "B" to Lease by and
to Exhibit 10(b) to Form                        between ORS Automation, Inc.
10KSB, for the year ended                       and SLM II dated May 22, 1992.
December 31, 1992

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ORS AUTOMATION, INC.
                                (Registrant)

    By:     /s/ Edward Kornstein        Dated:  March 21, 1997
          -----------------------              -----------------
       Edward Kornstein, Chairman, CEO

     In Accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                Date          Position with Registrant
          ------------        ------------      -----------------------

  /s/ Edward Kornstein         3/21/97          Chairman, CEO, Treasurer

                                              (Chief Financial Officer)
  -----------------------------------------------------------------------
  /s/ Howard W. Imhof          3/21/97           Director

 ------------------------------------------------------------------------

  /S/ William Trautman         3/21/97           Director

 -----------------------------------------------------------------------


<PAGE 13>












                          ORS AUTOMATION, INC.

                          FINANCIAL STATEMENTS

                            DECEMBER 31, 1996

                            ORS AUTOMATION, INC.
                     CONTENTS TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
--------------------------------------------------------------------

                                                             Page
                                                          ---------



Independent Auditors' Report                                 F-3

Balance Sheet                                                F-4
December 31, 1996

Statements of Operations                                     F-5
For the Years Ended December 31, 1996 and 1995

Statements of Changes in Stockholders' Deficit               F-6
For the Years Ended December 31, 1996 and 1995

Statements of Cash Flows                                     F-7
For the Years Ended December 31, 1996 and 1995

Notes to Financial Statements                                F-8 - F-14

                           WITHUM, SMITH & BROWN
                          A Professional Corporation
                    Certified Public Accountants & Consultants
                             P. O. Box 580
                             981 Route 22
                        Somerville, NJ  08876





INDEPENDENT AUDITORS' REPORT


To the Board of Directors,
ORS Automation, Inc.:

We have audited the accompanying balance sheet of ORS Automation, Inc. as of December 31, 1996, and the related statements of operations, changes in stockholders'deficit and cash flows for the years ending December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORS Automation, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in
Note 1 to the financial statements, the Company had a net loss of $16,059 in 1995 and has not generated sufficient earnings to pay their priority tax claims over the prescribed initial period as contempleted by the Plan of Reorganization and has a net capital deficiency of $90,642 at December 31, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Withum, Smith & Brown
February 4, 1997
Somerville, NJ

                            ORS AUTOMATION, INC.
                               BALANCE SHEET
                             DECEMBER 31, 1996


                           ASSETS
Current Assets:
     Cash and cash equivalents                                $    168,453
     Accounts receivable, net of allowance
          for doubtful accounts of $18,860                         372,087
     Inventory, net                                                 93,455
     Prepaid expenses                                                2,870
                                                                -----------

                  Total Current Assets                             636,865

Property and Equipment, net                                         11,443

             TOTAL ASSETS                                     $    648,308
                                                               ===============


             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
        Accounts payable and accrued expenses                 $     29,898

Priority tax claims payable - interest                             134,157
Priority tax claims payable - principal                            179,577
Note payable - related party                                       166,102
Accrued interest payable - related party                           229,216
                                                                ------------
               Total Liabilities                                   738,950

Stockholders' Deficit:
        Preferred stock                                             10,000
        Common stock                                               122,824
        Capital in excess of par value                          24,914,163
        Accumulated deficit                                    (25,137,629)
                                                               ____________
               Total Stockholders' Deficit                         (90,642)
                                                               _____________

               TOTAL LIABILITIES AND STOCKHOLDERS'
               DEFICIT                                        $    648,308
                                                              ===============








The Notes to Financial Statements are an integral part of these statements

                          ORS AUTOMATION, INC.
                       STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                          1996                 1995
                                         -------              -------
Sales                                    $  1,232,421          $    901,712
Cost of Goods Sold                            837,024               677,757
                                           -----------             ---------
     Gross Profit                             395,397               223,955

Administrative, Marketing and General
  Expenses                                    298,365               265,372
                                            -----------            ----------
Income (Loss) From Operations                  97,032               (41,417)

Other Expense (Income):
        Recovery of bad debt                    --                  (67,451)
        Miscellaneous income                    --                   (2,007)
        Interest income                        (4,727)               (2,379)
        Interest expense                       40,474                41,105
        Depreciation and amortization           7,171                 5,374
                                              ---------            ---------
            Total Other Expense (Income),
                net                            42,918               (25,358)
                                             ----------            -----------
Income (Loss) Before Provision for Income
       Taxes                                   54,114               (16,059)

Provision for Income Taxes                       --                     --

Net Income (Loss)                        $     54,114          $    (16,059)
                                         ==============        ===============
Income (Loss) Per Share of Common Stock  $        .00          $        .00
                                         ==============       ================
Weighted Average Number of Common Shares
            Outstanding                    20,070,216              20,041,076
                                          =============           ============








The Notes to Financial Statements are an integral part of these statements

                          ORS AUTOMATION, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                        Preferred Stock           Class A Common Stock
                      Shares    Par Value          Shares    Par Value
                    ---------   --------       -----------  -----------
Balance at
Dec. 31, 1994      1,000,000      $  10,000     12,000,000     $  42,000

Conversion of
Debt into
Common Stock

Net Loss

Balance at        ------------      --------    ----------      --------
Dec. 31, 1995      1,000,000         10,000     12,000,000        42,000

Conversion of
Debt into
Common Stock

Net Income

Balance at
Dec. 31, 1996      1,000,000      $  10,000     12,000,000     $  42,000
                  ============    ==========    ===========    ==========

                        Common Stock          Capital in    Accumulated    Total
                     Shares    Par Value     Excess of Par   Deficit
Stockholders
                                                Value
Deficit
                   ---------   --------       -----------  -----------
------------
Balance at
Dec. 31, 1994     8,040,234      $  80,403    $24,914,584    ($25,175,684)
($128,697)

Conversion of
Debt into
Common Stock          2,526             25            (25)

Net Loss                                                         (16,059)
(16,059)

Balance at        ------------      --------    ----------      --------
------------
Dec. 31, 1995      8,042,760         80,428     24,914,559    (25,191,743)
(144,756)

Conversion of
Debt into
Common Stock          39,683            396          (396)

Net Income                                                         54,114
54,114

Balance at
Dec. 31, 1996      8,082,443      $  80,824     24,914,163     ($25,137,629)
($90,642)
                  ============    ==========    ===========    =============
==========

The Notes to Financial Statements are an integral part of these statements

                            ORS AUTOMATION, INC.
                          STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                       1996             1995
Cash Flows From Operating Activities:
    Net income (loss)                              $     54,114      $
(16,059)
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Depreciation and amortization                       7,171
5,374
   Cash provided by (used in) changes in:
        Accounts receivable, net                         53,016
(7,885)
        Inventory, net                                   20,286
(29,264)
        Prepaid expenses                                   (866)
(21)
        Accounts payable and accrued expenses           (11,009)
14,768
        Priority tax claims payable-interest             20,542
21,173
        Priority tax claims payable-principal            19,932
19,932
                                                     ------------
-----------
        Net Cash Provided by Operating Activities       163,186
8,018

Cash Flows From Investing Activities:
       Purchase of property and equipment                (8,395)
(6,276)

Cash Flows From Financing Activities:
       Payment of priority tax claims                   (45,500)
--
                                                      ------------
----------
Net Increase in Cash and Cash Equivalents               109,291
1,742

Cash and Cash Equivalents at the Beginning
        of the Year                                      59,162
57,420
                                                       -----------
---------
Cash and Cash Equivalents at the End of
        the Year                                   $    168,453         $
59,162
                                                  ================
============

Supplemental Disclosure of Cash Flow Information:

                                                1996                 1995
     Cash paid during the period for:
                    Interest                    $     --           $     --
                    Income taxes                $    125           $    75


Supplemental Schedule of Noncash Investing and Finance Activities:

     Pursuant to the Plan of Reorganization (See Note 2), $45,000 of 5% convertible debentures were converted into 6,003 shares of common stock and $40,000 of 111/2% convertible debentures were converted into 33,680 shares of common stock during the year ended December 31, 1996 and $3,000 of 11 1/2% convertible debentures were converted into 2,526 shares of common stock during the year ended December 31, 1995.

The Notes to Financial Statements are an integral part of these statements

                         ORS AUTOMATION, INC.
                      NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------
Note  1 - Summary of Significant Accounting Policies:

          A.  Nature of the Business
              ORS Automation, Inc. is primarily engaged in the production and sales of microcomputer based hardware and software vision products for automatic control of industrial processes. The products are supplied as sub-assemblies or add-ons to machine manufacturers throughout the world, who then incorporate them into their equipment.

          B.  Basis of Representation
              The accompanying financial statements have been prepared in accordance with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. As of December 31, 1996, the Company reflects a stockholders deficit, as its total liabilities exceeds total assets by $90,642. In addition, the Company incurred a net loss of $16,059 in 1995. Also, the Company has not generated sufficient earnings to pay its priority tax claims over the prescribed initial period as contempleted by the Plan of Reorganization, and has been unsuccessful in its efforts to obtain outside financing. These factors raise substantial doubt as to whether the Company has the ability to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management plans regarding their going concern status is to increase sales and control costs in future years and to produce additional revenue from existing customers and from the development of new products.

          C.  Cash Equivalents
              Cash and cash equivalents include cash on hand and in the bank as well as all short term securities held for the primary purpose of general liquidity. Such securities normally mature within three months from the date of acquisition.

          D.  Concentration of Credit Risk
              The Company maintains it's cash and cash equivalents in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these banks.

              Other financial instruments which potentially subject the Company to credit risk consist of accounts receivable. The Company's receivables are principally from credit granted to business customers located throughout the world. The deterioration of the financial condition of one or both of its major customers could adversely impact the Company's operations (See Notes 8 and 9).

          E.  Inventory
              Inventory includes cost of materials and applicable labor and overhead. Inventory is stated at the lower of cost or market, determined on the moving-average cost basis.

           F.  Property and Equipment
               Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3-8 years.

          G.  Revenue Recognition
              Sales of products are recorded in the period the units are shipped. Revenues from product modification, development contracts, and consulting fees are generally recognized during the period services are performed.

          H.  Significant Risks and Uncertainties
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

              As described in Notes 8 and 9, a significant portion of the Company's sales are to two major customers. Any substantial decrease in sales to these two customers, could have a material adverse effect on the Company's results of operations and financial condition.

          I.  Income Taxes:
              Deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on the Company's various income tax returns for the year reported. The Company's only significant deferred tax items are net operating loss and tax credit carryforwards.

          J.  Fair Value of Financial Instruments:
              The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

              It was not practical to estimate the fair value of the priority tax claims payable and note payable to related parties. See Notes 5 and 8, respectively, for additional information concerning such financial instruments.

          K.  Effect of New Accounting Pronouncements
              In March, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of this pronouncement did not have a material impact on the Company's results of operations and financial condition. In October, 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." The Company believes that the adoption of SFAS No. 123 will not have a material impact on the Company's results of operations or financial conditions.

Note  2 - Plan of Reorganization:

          Following a hearing in the United States Bankruptcy Court in Trenton, New Jersey on April 8, 1991, the Fourth Amended Reorganization Plan proposed by Affiliated Manufacturers, Inc. (AMI), the majority shareholders, (approximately 65% of the outstanding common stock and 100% of the outstanding preferred stock) and principal secured creditor, (due $280,709 of which $166,102 was principal and $114,607 interest, as of April 1, 1991) was confirmed. Under the plan, the treatment of the various claims and interests are summarized as follows:

          A.  Priority Tax Claims
              Payment of tax claims, including pre-bankruptcy interest and penalties, will be made in quarterly payments, which also incudes interest as determined by the bankruptcy court, at variable amounts over the first four calendar years following the first payment of $27,000 made at date of distribution. Interest is accrued on the unpaid balance with a floating rate ranging from 8% to 10%. The amount owed on the distribution date was approximately $420,077 ($381,927 to the Internal Revenue Service, which included $40,835 of pre-bankruptcy interest and penalties, and $38,150 to various State taxing authorities). (See Note 5).

          B.  Debentures
              The Company had two convertible subordinated debenture issues, one for $2,000,000 bearing interest at 11 1/2 percent per annum and the other for $727,000 with interest at 5 percent per annum. These debentures carried various conversion and redemption rights until the confirmation of the plan of reorganization on April 8, 1991 at which time the debentures including accrued interest were convertible into common stock.

              As of December 31, 1996, the conversion option had expired with respect to $682,000 and $537,000 of the 11 1/2 and 5 percent convertible debentures that had not been tendered and converted into 574,244 and 71,503 shares respectively. Accordingly, any holders of the above referenced debentures, who had not converted their debentures into common stock by April 8, 1996 are no longer entitled to receive any common stock distribution in respect of their interest.

Note  3 - Inventory:

          Inventory consists of the following at December 31, 1996:

                 Materials                             $234,937
                 Finished goods                          12,442
                                                       ---------
                 Total                                  247,379

               Less: Reserve for obsolescence           153,924
                                                       ---------

                 Inventory, net                        $ 93,455
                                                      ==========

Note  4 - Property and Equipment:

          The major classifications of property and equipment are summarized as follows at December 31, 1996:

               Equipment                               $241,015
               Furniture and fixtures                    71,984
                                                       ----------
                                                        312,999
               Less accumulated depreciation            301,556
                                                       ---------
                 Property and Equipment, net           $ 11,443
                                                      ===========

          Depreciation expense charged to operations amounted to $7,171, and $5,374 for years ended December 31, 1996 and 1995, respectively.

Note  5 - Priority Tax Claims Payable:

          Upon confirmation of the Plan of Reorganization on April 8, 1991, priority tax claims amounted to $420,077. At December 31, 1996, the principal amount due is $179,577. This amount consists of $126,092 federal payroll taxes, $40,835 pre-bankrupcy federal interest and penalties, and $12,650 to various state taxing authorities. Accrued interest at December 31, 1996 on the unpaid balance is $134,157.

          The Company has not generated sufficient earnings to pay their priority tax claims over the prescribed initial period as determined by the Plan of Reorganization. The Company has classified their priority tax claims payable as long-term, since it is not obligated, pursuant to the Plan of Reorganization, to repay these amounts until a sufficient level of earnings has been achieved. However, during 1996 the Company did pay $45,500 of this liability.

Note  6 - Preferred and Common Stock:

          The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are issued and outstanding at December 31, 1996 and 1995, respectively. No dividends have been declared by the Board of Directors. This preferred stock has no liquidating preferences.

          The common stock of the Company has a par value of $.01 per share, 10,000,000 shares have been authorized and 8,267,889 have been issued. As of December 31, 1996 and 1995, 8,082,443 and 8,042,760 shares are outstanding, respectively. The difference between issued and outstanding shares represent shares that have been canceled pursuant to the Plan of Reorganization.

          The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are issued and outstanding at December 31, 1996 and 1995.

          Both common stock and Class A common stock have the same voting rights.

Note  7 - Income (Loss) Per Share:

          Income (Loss) per share has been computed based upon the weighted average number of shares of the sum of both common stock and Class A common stock outstanding during the period. In 1996 and 1995 the debentures were not included as common stock equivalents as the effect would either be anti-dilutive or have no effect on the reported amount of income (loss) per share.

Note  8 - Related Party Transactions:

          As of December 31, 1996 and 1995, Affiliated Manufactures, Inc.
(AMI) controlled approximately 13 percent of the outstanding common stock, 100 percent of the outstanding Class A - common stock, which collectively represents approximately 65% of the outstanding common stock, and 100 percent of the outstanding preferred stock of the Company.

          A.  Note Payable
             The Company currently owes AMI a note plus accrued interest.
This is a first priority secured claim. The principal amounted to $166,102 at December 31, 1996. Accrued interest is being calculated using simple interest at a rate of 12% per annum and amounted to $229,216 at December 31, 1996. Per the Plan of Reorganization, no payment of this secured claim shall be made until all other bankruptcy claims have been paid in full or there is an event of default under the plan. Interest expense as a charge to operations in 1996 and 1995 was $19,932 per year.

          B.  Sales and Accounts Receivable
              Sales to AMI for the years ended December 31, 1996 and 1995 were $437,912 and $467,574, respectively, which represent 36% and 52% of total sales. Accounts receivable from this related party as of December 31, 1996 is $155,733.

Note 9 - Major Customer:

         The following summarizes the non related party sales and the percentage to total sales for the Company's major customer for years ended December 31:

                                             Sales       Percent
                                            -------      -------
                    1996                   $  757,407      61%
                    1995                   $  434,138      48%

          At December 31, 1996, this major customer accounts receivable balance is approximately $216,000.

Note 10 - Income Taxes:

          There was no provision for federal or state income taxes since the Company incurred an operating loss in 1995. In 1996, the Company utilized $23,300 of its deferred tax asset (net operating loss carryforwards) to eliminate its provision for income taxes.

          Deferred income taxes are summarized as follows at December 31, 1996:

          Deferred tax asset:
                Federal and state net operating loss
                     & tax credit carryforwards             $ 7,940,000
                Valuation allowance                          (7,940,000)
                                                           ---------------
                Net deferred tax asset                      $    0
                                                           ===============

          During the year ended December 31, 1996, the Company's valuation allowance declined by $23,300 due to the utilization of net operating loss carryforwards. As seen in the above table, any future tax benefit which may result from utilization of net operating loss carryforwards has been fully reserved for.

          At December 31, 1996, the Company has federal net operating loss
(NOL) carryforwards of approximately $23,000,000 and federal unused tax credits of approximately $334,000 which are available to offset federal income taxes. These carryforwards and credits expire between the years 1997 and 2010.

          At December 31, 1996, the Company also has net operating loss carryforwards of approximately $448,000 which are available to offset New Jersey state income taxes. These carryforwards expire between 1997 and 2002.

Note 11 - Lease Commitments:

          The Company conducts its operations in approximately 7,700 square feet of an office building. The lease was for a one year period commencing
July 1, 1991 at approximately $53,865. The Landlord and Tenant agreed to extend the lease for a period of four and one-half years commencing July 1, 1992 and ending December 31, 1996. These terms were extended for one month through January 31, 1997. The lease was then extended on a month-to-month basis beginning February 1, 1997. The base rent on the month to month basis is $4,008, which does not include the tenants share of operating expenses. Rent expense for the years, ending December 31, 1996 and 1995, including taxes, insurance and maintenance reimbursements, amounted to $62,722 and $68,486, respectively.