Form 10QSB
period 1997-06-30
ORS AUTOMATION INC
filed 1997-08-07
CIK 350524

-----------------------------------------------------------------
-----------------------------------------------------------------

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              _____________

                               FORM 10-QSB


     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

           For the quarterly period ended:   June 30, 1997


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

     As of June 30, 1997, 8,082,443 shares of the registrants Common Stock and 12,000,000 shares of Class A Common Stock were outstanding .

     Transitional Small Business Format.  Yes    No  /X/

-------------------------------------------------------------------
-------------------------------------------------------------------

                          ORS AUTOMATION, Inc.


                          INDEX TO FORM 10-QSB
                             June 30, 1997

                                                            Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - June 30, 1997                 3

      Unaudited Statements of Operations and Accumulated
            Deficit for the Three Months and Six Months
            Ending June 30, 1997 and 1996.                    4

      Unaudited Statements of Cash Flows for the Six
            Months Ending June 30, 1997 and 1996.             5

      Notes to Financial Statements.                          6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.              7,8

Part II - Other Information                                   8

Signatures                                                    9

                               ORS AUTOMATION, INC.
                             UNAUDITED BALANCE SHEET
                                  JUNE 30, 1997

             ASSETS

Current Assets:
  Cash                                              $     312,901
  Accounts receivable, net of allowance for
              doubtful accounts of $16,500                335,407
  Inventory, net                                          113,181
  Prepaid expenses                                          2,857
                                                    -------------
      Total Current Assets                                764,346

Property and Equipment, net                                12,447
                                                    -------------
      TOTAL ASSETS                                  $     776,793
                                                    ==============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses             $      55,211
                                                    --------------
      Total Current Liabilities                            55,211

Priority tax claims payable - interest                    142,118
Priority tax claims payable - Principal                   179,577
Note Payable - related party                              166,102
Accrued Interest Payable - related Party                  239,469
                                                    --------------
      Total Liabilities                                   782,377

Stockholders' Deficit:
  Preferred stock                                          10,000
  Common stock                                            122,824
  Capital in excess of par value                       24,914,163
  Accumulated deficit                                 (25,052,571)
                                                    --------------
      Total Stockholders' Deficit                          (5,584)
                                                    ---------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIT                                     $     776,793
                                                    ==============





The Notes to Financial Statements are an integral part of this statement

                              ORS AUTOMATION, INC.
           UNAUDITED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 1997 AND 1996

                                            Three Months Ended June 30,
                                             ---------------------------
                                                    1997        1996
                                                   ------      ------

Sales                                         $     299,005  $    256,071
Cost of Goods Sold                                  180,459       203,899
                                              -------------  ------------
Gross Profit                                        118,546        52,172

Administrative, Marketing
 and General Expenses                                74,943        69,369
                                              -------------  -------------
Income (Loss) From Operations                        43,603       (17,197)

Other (Income) Expense:
 Bad debt expense                                    16,500            --
 Interest income                                     (1,402)       (1,521)
 Interest expense                                     9,057        10,090
 Deprecation and amortization                         1,763         1,703
                                              -------------- -------------
   Total Other (Income) Expenses, net                25,918        10,272

Income (Loss) Before Provision for Income Taxes      17,685       (27,469)

Provision for Income Taxes                               --            --
                                              -------------  -------------
Net Income (Loss)                                    17,685       (27,469)

Accumulated Deficit, Beginning of Period        (25,070,256)   (25,234,310)
                                              -------------- --------------
Accumulated Deficit, End of Period            $ (25,052,571) $ (25,261,770)
                                              ============== ==============
Income (Loss) Per Share of Common Stock       $         .00  $        (.00)
                                              ============== ==============
Weighted Average Number of
   Common Shares Outstanding                     20,082,443     20,070,216
                                              ============== ==============

                                              Six Months Ended June 30,
                                             ---------------------------
                                                    1997        1996
                                                   ------      ------

Sales                                         $     675,593  $     470,018
Cost of Goods Sold                                  408,873        380,046
                                              -------------  -------------
       Gross Profit                                 266,720         89,972

Administrative, Marketing
 and General Expenses                               146,548        139,886
                                              -------------  --------------
Income (Loss) From Operations                       120,172        (49,914)

Other (Income) Expense:
 Bad debt expense                                    16,500             --
 Interest income                                     (2,603)        (3,411)
 Interest expense                                    18,114         20,180
 Deprecation and amortization                         3,103          3,344
                                              -------------- --------------
       Total Other (Income)
         Expenses, net                               35,114         20,113
                                              -------------- --------------
Income (Loss) Before Provision
 for Income Taxes                                    85,058        (70,027)

Provision for Income Taxes                               --             --
                                              -------------- --------------
Net Income (Loss)                                    85,058        (70,027)

Accumulated Deficit, Beginning of Period        (25,137,629)   (25,191,743)
                                              -------------- --------------
Accumulated Deficit, End of Period            $ (25,052,571) $ (25,261,770)
                                              ============== ==============
Income (Loss) Per Share of Common Stock:      $         .00  $        (.00)
                                              ============== ==============
Weighted Average Number of
 Common Shares Outstanding                       20,082,443     20,070,216
                                              ============== ==============

The Notes to Financial Statements are an integral part of this statement

                         ORS AUTOMATION, INC.
                 UNAUDITED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                       1997       1996
                                                     --------    --------
Cash Flows From Operating Activities:
 Net Income (Loss)                                  $   85,058    $  (70,027)
 Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
    Depreciation and amortization                        3,103         3,344
    Cash provided by (used in) changes in:
      Accounts receivable, net                          36,680       127,318
      Inventory, net                                   (19,726)      (12,441)
      Prepaid expenses                                      13        (1,433)
      Accounts payable and accrued expenses             25,313         2,576
      Accrued interest payable - priority tax claims     7,861        10,214
      Accrued interest payable - related party          10,253         9,966
                                                    -----------  ------------
       Net Cash Provided by Operating Activities       148,555        69,517

Cash Flows From Investing Activities:
 Purchase of property and equipment                     (4,107)       (5,995)
                                                    -----------  ------------
       Net Cash Used in Investing Activities            (4,107)       (5,995)
                                                    -----------  ------------
Net Increase (Decrease) in Cash                        144,448        63,522

Cash at Beginning of the Period                        168,453        59,162
                                                    -----------  ------------
Cash at End of the Period                           $  312,901   $   122,684
                                                    ===========  ============

Supplemental Disclosure of Cash Flow Information:

 Cash paid during the period for:
   Interest                                         $       --   $       --
   Income taxes                                     $       --   $       297

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   Pursuant to the Plan of Reorganization, $45,000 of 5% convertible debentures and $40,000 of 11 1/2% convertible debentures were converted into 6,003 and 33,680 shares, respectively, of common stock during the quarters ended March 31, 1996, and June 30, 1996, respectively.
   No debentures were converted for the six month period ending June 30, 1997.

The Notes to Financial Statements are an integral part of this statement

                            ORS AUTOMATION, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of June 30, 1997 and 1996 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months and six months ended June 30, 1997 and 1996 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 1996.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are outstanding at June 30, 1997.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of June 30, 1997, 8,082,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at June 30, 1997.

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



The Notes to Financial Statements are an integral part of this statement

                             ORS AUTOMATION, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

GENERAL

In 1995 and 1996, major product development efforts resulted in new "WINDOWS" and "Windows 95" based vision systems which accounted for approximately 79% of the total sales generated in the six months ending June 30, 1997. An effort to broaden the Company's product base resulted in approximately 16% of the sales in this quarter being related to motion control systems and software.



    RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997
           COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

Sales for the three month and six month period ended June 30, 1997 increased 16.8% and 43.7% to $299,005 and $675,593, respectively, compared to $256,071 and $470,018, for the three and six month periods ended June 30, 1996. The gross profit percentage increased to 39.4% for the six month period ended June 30, 1997 as compared to 19.1% for the six month period ended June 30, 1996. These improvements in Company performance are largely due to increased software content in sales which lowers the cost of goods sold and reduced computer hardware costs on delivered equipment.

The Company's administrative, marketing and general expenses increased by 8.0% to $74,943 for the three month period ended June 30, 1997. The Company's administrative, marketing and general expenses increased by 4.8% to $146,548 for the six month period ended June 30, 1997. This increase was primarily due to higher travel and marketing expenses as more efforts were placed on developing additional customers.

The Company had a bad debt expense of $16,500 for the three and six month periods ended June 30, 1997 which was primarily responsible for the increase in other expenses to $25,918 and $35,114, respectively.

The income from operations for the three and six month periods ended June 30, 1997 was $43,603 and $120,172, respectively, as compared with losses of $17,197 and $49,914, respectively, for the three and six month periods ended June 30, 1996.

Net income of $17,685 and $85,058 was provided for the three and six months ended June 30, 1997, as compared to a net loss of $27,469 and $70,027 for the three and six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has very limited funds to meet its working capital requirements. To date the Company has been unable to obtain any bank financing and there is no assurance that it will be available to the Company from any other sources.

On May 10, 1993, August 10, 1993, November 10, 1993, February 10, 1994, May
10, 1994 and August 10, 1994, payments totaling $45,500, $31,500, $42,000,
$63,000, $73,500 and $42,500, respectively, were due to the Internal Revenue Service and various State taxing authorities pursuant to the bankruptcy reorganization plan approved on April 8, 1991. As the Company required cash for operating capital, payments were not made on the due date; however, a payment of $45,500 was made on December 12, 1996 and the remaining payments have been deferred as permitted in the Reorganization Plan. The Company has had initial communications with the Internal Revenue Service regarding settling its outstanding obligations, however, no agreement has been reached.

Net cash provided by operating activities was $148,555 for the first six months of 1997 as compared to net cash provided by operating activities of $69,517 for the comparable period in 1996. The increase in net cash provided in 1997 was primarily due to the net income from operations as adjusted for depreciation and amortization, of $88,161 less an increase in inventory of $19,726, a decrease in accounts receivable of $36,680, an increase in accounts payable and accrued expenses of $25,313 and an increase in accrued interest payable totalling $18,114. The Company also used $4,107 in investing activities for the purchase of property and equipment. The net cash provided of $144,448 for the first six months of 1997 resulted in a cash balance of $312,901 at June 30, 1997.




                       PART II - OTHER INFORMATION

                             NONE

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ORS AUTOMATION, INC.
                           (Registrant)



Date:   August 7, 1997                   /s/ Edward Kornstein
                                            Edward Kornstein
                                            President
                                            (Principal Accounting Officer)