Form 10QSB
period 1997-09-30
ORS AUTOMATION INC
filed 1997-11-07
CIK 350524

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

              For the quarterly period ended   September 30, 1997

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

     As of September 30, 1997, 8,082,443 shares of the registrant's Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Format.  Yes    No /X/


-------------------------------------------------------------------
-------------------------------------------------------------------

                              ORS AUTOMATION, Inc.


                              INDEX TO FORM 10-QSB
                               September 30, 1997

                                                             Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - September 30, 1997              3

      Unaudited Statements of Operations and Accumulated
                Deficit for the Three and Nine Months
                Ending September 30, 1997 and 1996.             4

      Unaudited Statements of Cash Flows for the Nine
                  Months Ending September 30, 1997 and 1996.    5

      Notes to Financial Statements.                            6

   Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.            7,8

Part II - Other Information                                     8

Signatures                                                      9





























                                2
-------------------------------------------------------------------

PART I   FINANCIAL STATEMENTS

                         ORS AUTOMATION, INC.
                       UNAUDITED BALANCE SHEET
                          SEPTEMBER 30, 1997

             ASSETS

Current Assets:
  Cash                                              $    382,358
  Accounts receivable                                    272,600
  Inventory, net                                         102,298
  Prepaid expenses                                         1,188
                                                       ----------
      Total Current Assets                                758,444

Property and Equipment, net                                11,434
                                                        ---------
      TOTAL ASSETS                                   $    769,878
                                                     =============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses              $     34,893
                                                     -------------
                           Total Current Liabilities       34,893

Priority Tax Claims Payable - Interest                    146,379
Priority Tax Claims Payable - Principal                   179,577
Note Payable - related party                              166,102
Accrued Interest Payable - related party                  244,165
                                                        -----------
      Total Liabilities                                   771,116

Stockholders' Deficit:
  Preferred stock                                          10,000
  Common stock                                            122,824
  Capital in excess of par                             24,914,163
  Accumulated deficit                                 (25,048,225)
                                                      -----------
      Total Stockholders' Deficit                          (1,238)
                                                        ----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIT                                      $    769,878
                                                    ===============







The Notes to Financial Statements are an integral part of this statement


                                 3
---------------------------------------------------------------------

                           ORS AUTOMATION, INC.
         UNAUDITED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
       FOR THE THREE and NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1997           1996
                                                  ------          ------
Sales                                         $   287,032    $  332,872
Cost of Goods Sold                                201,294       233,213
                                                  --------     --------
         Gross Profit                              85,738        99,659

Administrative, Marketing and General
   Expenses                                        72,055        69,158
                                                  --------     --------
Income (Loss) from Operations                      13,683        30,501

Other (Income) Expense
   Bad debt Expense                                   ---          ---
   Interest Income                                 (1,367)        (419)
   Interest Expense                                 9,057        10,147
   Depreciation and Amortization                    1,647         2,034
                                                  ---------    ---------
            Total Other (Income) Expense, net       9,337        11,762
                                                  ---------    ---------
Income (Loss) Before Provision for Income Taxes     4,346        18,739

Provision for Income Taxes                            ---          ---
                                                   ---------   ---------
Net Income (Loss)                                   4,346        18,739

Accumulated Deficit, Beginning of Period      (25,052,770)    (25,261,770)
                                               ------------ --------------
Accumulated Deficit, End of Period           $(25,048,225)   $(25,243,031)
                                              ============= ==============
Income (Loss) per Share of Common Stock      $       .00    $     .00
                                               ============= =============
Weighted Average Number of Common
  Shares Outstanding                            20,082,443    20,070,216
                                               ============  ==============











The Notes to Financial Statements are an integral part of this statement


                               4
-------------------------------------------------------------------

                                              Nine Months Ended September 30,
                                            ---------------------------
                                                    1997          1996
                                                  ------         ------
Sales                                         $   962,625    $   802,890
Cost of Goods Sold                                610,167        613,259
                                                  --------       --------
         Gross Profit                             352,458        189,631

Administrative, Marketing and General
   Expenses                                       218,603        209,044
                                                  --------       --------
Income (Loss) from Operations                     133,855        (19,413)

Other (Income) Expense
   Bad debt Expense                                16,500           ---
   Interest Income                                 (3,970)        (3,830)
   Interest Expense                                27,121         30,327
   Depreciation and Amortization                    4,750          5,378
                                                  ---------      ---------
          Total Other (Income) Expense, net        44,451         31,875
                                                  ---------     ---------
Income (Loss) Before Provision for Income Taxes    89,404        (51,288)

Provision for Income Taxes                            ---           ---
                                                   ---------     ---------
Net Income (Loss)                                  89,404        (51,288)

Accumulated Deficit, Beginning of Period      (25,137,629)    (25,191,743)
                                               ------------  -------------
Accumulated Deficit, End of Period           $(25,048,225)   $(25,243,031)
                                              =============  ==============
Income (Loss) per Share of Common Stock      $       .00    $      (.00)
                                               ============= =============
Weighted Average Number of Common
  Shares Outstanding                            20,082,443      20,070,216
                                               ============  ==============















The Notes to Financial Statements are an integral part of this statement

----------------------------------------------------------------

                         ORS AUTOMATION, INC.
                 UNAUDITED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                        1997        1996
                                                       ------     ------
Cash Flows From Operating Activities:
 Net Income (Loss)                              $     89,404     $   (51,288)
 Adjustments to reconcile (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                      4,750           5,378
    Changes in assets and liabilities:
      Accounts receivable                             99,487          96,227
      Inventory                                       (8,843)         (7,502)
      Prepaid expenses                                 1,682             691
      Accounts payable and accrued expenses            4,995          (3,670)
      Accrued interest payable-priority tax claims    12,222          15,378
      Accrued interest payable-related party          14,949          14,949
       Net Cash Provided By (Used In) Operating      ---------       --------
           Activities                                218,646          70,163

Cash Flows From Investing Activities:
 Purchase of property and equipment                   (4,741)         (8,395)
                                                     --------         -------
       Net Cash Used in Investing Activities          (4,741)         (8,395)

Net Increase in Cash                                 213,905          61,768

Cash at Beginning of the Period                      168,453          59,162
                                                    --------          -------
Cash at End of the Period                       $    382,358     $    102,930
                                                   ============= ============


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest                                     $       --       $        --
   Income taxes                                 $       --       $        297


Supplemental Schedule of Noncash Investing and Financing Activities:

   Pursuant to the Plan of Reorganization, $45,000 of 5% convertible debentures and $40,000 of 11- 1/2% convertible debentures were converted into 6,003 and 33,680 shares, respectively, of common stock during the quarter ended March 31, and June 30, 1996, respectively. No debentures were converted for this nine month period ending September 30, 1997.










                                6
----------------------------------------------------------------------------

                           ORS AUTOMATION, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of September 30, 1997 and 1996 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months and nine months ended September 30, 1997 and 1995 are not necessarily indicative of results for the full year.

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













The Notes to Financial Statements are an integral part of this statement


                                 7
-------------------------------------------------------------------

                            ORS AUTOMATION, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

GENERAL

In 1995, a major product development effort resulted in a new
"WINDOWS" based vision system which was expanded to a "WINDOWS 95" based operating in 1996. These systems accounted for approximately 80% of the total sales generated in the nine months ending September 30, 1997. An effort to broaden the Company's product base resulted in approximately 19.7% of sales in the nine months ending September 30, 1997 being related to motion control systems and software.


                            RESULTS OF OPERATIONS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
        COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

Sales for the three month period ended September 30, 1997 decreased 13.8% to $287,032 as compared to $332,872 for the three month period ended September 30, 1996. This decrease in sales revenue was primarily due to competitive price pressures resulting in price reductions combined with a slowdown in sales to a major customer while its product line is being redesigned. Sales for the nine month period ended September 30, 1997 increased by 19.9% to $962,625 as compared to $802,890 for the nine month period ended September 30, 1996. The gross profit percentage increased to 36.6% for the nine month period ended September 30, 1997 as compared to 23.6% for the nine month period ended September 30, 1996. These improvements in Company performance are largely due to increased software content in sales which lowers the cost of goods sold and reduced computer hardware costs on delivered equipment. The gross profit percentage for the three months ended September 30, 1997 and September 30, 1996 was constant at 29.9%.

The Company's administrative, marketing and general expenses increased by 4.2% to $72,055 as compared to $69,158 and 4.6% to $218,603 as compared to $209,044, respectively, for the three and nine month periods ended September 30, 1997 and September 30, 1996. This increase was primarily due to higher travel and marketing expenses as more efforts were placed on developing additional customers.

The income from operations for the three and nine month periods ended September 30, 1997 was $13,683 and $133,855, respectively, as compared with income of $30,501 and a loss of $19,413, respectively, for the three and nine month periods ended September 30, 1996.

The Company's other expenses for the three months ended September 30, 1997 decreased by 20.6% to $9,337 as compared to $11,762 for the three month ended September 30, 1996. The Company had a bad debt expense of $16,500 for the nine month period ended September 30, 1997 which was primarily responsible for the 39.4% increase in other expenses to $44,451 from $31,875 for the comparable nine month period in 1996.

The Company had net income of $4,346 and $89,404 for the three and nine months ended September 30, 1997, as compared to net income of $18,739 and a net loss of $51,288 for the three and nine months ended September 30, 1996.



                                8
-----------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company has very limited funds to meet its working capital requirements. To date the Company has been unable to obtain any bank financing and there is no assurance that it will be available to the Company from any other sources.

On May 10, 1993, August 10, 1993, November 10, 1993, February 10, 1994, May
10, 1994 and August 10, 1994, payments totaling $45,500, $31,500, $42,000,
$63,000, $73,500 and $42,500, respectively, were due to the Internal Revenue Service and various State taxing authorities pursuant to the bankruptcy reorganization plan approved on April 8, 1991. As the Company required cash for operating capital, payments were not made on the due date; however, a payment of $45,500 was made on December 12, 1996 and the remaining payments have been deferred as permitted in the Reorganization Plan. The Company has had initial communications with the Internal Revenue Service in an attempt to settle its outstanding obligations, however, no agreement has been reached.

Net cash provided by operating activities was $218,646 for the first nine months of 1997 as compared to net cash provided by operating activities of $70,163 for the comparable period in 1996. The increase in net cash provided in 1997 was primarily due to the net income from operations as adjusted for depreciation and amortization, of $94,154 a decrease in accounts receivable of $99,487, an increase in accounts payable and prepaid expenses of $6,677, an increase in accrued interest payable totalling $27,171 and less an increase in inventory of $8,843, The Company also used $4,741 in investing activities for the purchase of property and equipment. The net cash increase of $213,905 for the first nine months of 1997 resulted in a cash balance of $382,358 at September 30, 1997.




                       PART II - OTHER INFORMATION

                             NONE























                                   9
-----------------------------------------------------------------

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ORS AUTOMATION, INC.
                           (Registrant)


Date:   November 6, 1997               /s/ Edward Kornstein

                                         Edward Kornstein
                                             President
                                            (Treasurer)





































                                   10
----------------------------------------------------------------------