Form 10-K
period 1997-12-31
ORS AUTOMATION INC
filed 1998-04-27
CIK 350524

-----------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
           ------------------------------------------------------

                                FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                   SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997
   ______________________________________________________________

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

     State issuer's revenues for its most recent fiscal year:  $1,175,584

     As of March 1, 1998, the aggregate market value of the voting stock
held by non-affiliates of the registrant was:   $66,861.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court. Yes  /X/   No

     As of March 1, 1998, 8,082,443 shares of the registrants Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

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

(g) 1997 Sales & Recent Backlog

          The Company sells its products principally to manufacturers of automation equipment for the electronics industry. Sales of $1,175,584 were down 4.6% from 1996 sales of $1,232,421. Two customers accounted for approximately all of the total sales for the period.

          As of March 1, 1998 the Company had unfilled orders for products totaling $609,210. This total backlog, of which approximately 81% is based on a purchase order from one customer, is scheduled to be delivered in 1998. This compares with the backlog of $514,298 on March 1, 1997. The increase in backlog reflects sales of applications for the ORS technology developed in 1996 and 1997 and now coming into acceptance as well as new product offerings based upon the library of experience ORS has built.

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

(i) Product Development

          During fiscal years 1997 and 1996 the Company expended approximately $223,000 and $250,000 respectively, on software and product development activities. The product development in 1997 concentrated on making the user interface to the ORS software independent, so that each customer can easily customize his own application without heavy involvement from the ORS software staff.
          The language options were redesigned to allow a user to change the language of the screen presentations to his own translations without having to work with ORS software personnel. This further increases potential application in the international market.

          The alignment and control software were upgraded to 32 bit versions to prepare for a shift to the Windows NT operating system in the future. Improvements were made to the alignment software allowing the use of multiple reference points, instead of the traditional two, to increase system accuracy. The control software developed in 1996 was modified to increase its robustness and reliability. Sales of programmable machine control packages increased to 16.7% of total sales in 1997 as compared to 15% of total sales in 1996.

(j) Competition

          The Company believes that there are now a substantial number of competitors in the automatic machine vision identification, inspection and control markets in which the Company's products compete. Recently several of these competitors have merged to improve their market position. There are several products now available that perform functions similar to those performed by existing ORS products and those that the Company intends to produce. Presently the field appears to be dominated by a few companies, the most prominent being Cognex, Acuity Imaging, Allen-Bradley, Electro Scientific Industries and Omron Electronics. These companies possess financial resources and research and development staffs far greater than those of the Company.

(k) Employees

          At December 31, 1997, the Company had 8 employees. The Company also engages consultants from time to time to provide specialized expertise in areas in which it is uneconomical to utilize full-time employees. The Company enjoys good relations with its employees.


Item 2.  Description of Property

          The Company leases 7,695 square feet of office and engineering space at 402 Wall Street, Princeton, New Jersey 08540. The lease, which had been on a month-to-month basis at the base rent of $4,008 per month was renegotiated for the three year period commencing on September 1, 1997 and ending August 31, 2000 at the following base rents:

      9/01/97 - 8/31/98    $3,848 per month
      9/01/98 - 8/31/99    $4,008 per month
      9/01/99 - 8/31/00    $4,168 per month
                                      4

The monthly base rent does not include tenant's share of operating expenses which currently amount to $2,245 per month. The Company does not anticipate any difficulty in extending the lease if it so desires.


Item 3. Legal Proceedings

          There are no known legal actions in which the Company is a party.


Item 4.  Submission of Matters to a Vote of Security Holders

          None

                           PART  II

Item 5.  Market for Common Equity and Related Stockholder Matters

      On October 15, 1986, the Company's common stock was delisted from NASDAQ for failure to meet the minimum capital and surplus requirements of the NASD By-Laws. Since there are no market makers for the Company's stock, trading, if any, has been sporadic. As of December 31, 1997 there were 534 holders of record of the Company's common stock.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The following table presents selected financial data for the Company for the Company's past two years.

                        For The Year Ended December 31,

  Results of Operations                 1996                1995
-------------------------            ----------             ---------
 Operating Revenues                  $ 1,175,584            $ 1,232,421

 Income From Operations                   92,833                 97,032

 Net Income                               58,985                 54,114

 Net Income per Share of
   Common Stock                            0.00                   0.00

 Financial Position at
    December 31,

 Total Assets                        $   725,244            $   648,308

 Total Liabilities                       763,310                738,950

 Shareholder's Deficit                   (38,066)               (90,642)

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

Results of Operations

     Comparing the results of operations of 1997 with 1996, sales of $1,175,584 decreased approximately 4.6% from 1996 sales of $1,232,421. Approximately 82.7% of the sales in 1997 were related to "i-lign" and "u-lign" vision alignment products compared with 85% of sales in 1996. One customer, Affiliated Manufacturers, Inc., ("AMI"), which has a controlling interest in the Company, accounted for approximately 27% of the total sales in 1997 compared with 36% of total sales in 1996.

     The gross profit increased from 32.1% of sales in 1996 to 34.1% of sales for the year ended December 31, 1997. Administrative, Marketing and General expenses increased approximately 3.3% to $308,210 for the year ended December 31, 1997 as compared to $298,365 for the year ended December 31, 1996. This increase was primarily due to increased travel expenses to service an overseas customer.

     Software and product development expense decreased 10.8% to approximately $223,000 in 1997 compared to approximately $250,000 in 1996. The Company expects to continue product development at the current rate, to enhance its current products and for the development of new products.

     The income from operations for the year ended December 31, 1997 was $92,833, as compared to income from operations of $97,032 for the year ended December 31, 1996. In 1997, the Company had "Other Expenses" of $33,848 as compared to "Other Expenses" of $42,918 in 1996. The Company reserved an additional amount of $6,409 for inventory obsolescence in 1997. As a result, the Company had a net income of $52,576 for the year ended December 31, 1997, as compared to net income of $54,114 for year ended December 31, 1996.

     Liquidity and Capital Resources

     On May 10, 1993, August 10, 1993, November 10, 1993, February 10, 1995,
May 10, 1994 and August 10, 1994, payments totaling $45,500, $31,500, $42,000,
$63,000, $73,500 and $42,500, respectively, were due to the Internal Revenue Service and various State taxing authorities pursuant to the bankruptcy reorganization plan approved on April 8, 1991. On December 27, 1996, payments totaling $45,500 were made to the Internal Revenue Service and various State taxing authorities. As the Company required cash on hand for operating capital and to implement new product development other payments were not made on the due dates. These payments were deferred as permitted in the Reorganization Plan. The Company has had discussions with the Internal Revenue Service regarding settling its outstanding tax obligations.
                                    6

     In 1997, operating activities provided $268,228, investing activities used $6,991 for the purchase of equipment, compared to cash provided by operations of $163,186, cash used in investing activities of $8,395, and cash used in financing activities of $45,500 for the payment of priority tax claims in 1996. As a result, the Company had a net increase in cash of $261,237 which resulted in cash on hand at December 31, 1997 of $429,690. The increase of cash in 1997 was due largely to the efficient collection of accounts receivable. The Company plans to use the increase in cash to settle outstanding federal tax obligations, which settlement is currently being discussed with the Internal Revenue Service.

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


Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

        None

                                 Part III

Item 9.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are:

       Name               Positions with registrant   Has served as
                         and age as of March 1, 1998  director since
Edward Kornstein         Chairman of the Board           1991
                         Chief Executive Officer
                         and Treasurer, 68

William Trautman            Director, 58                 1987

Howard W. Imhof             Director, 55                 1997


Patricia Newbill            Secretary, 65                ----

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


Item 10.  Executive Compensation

     The following summary compensation table sets forth all compensation paid by the Company during the fiscal years ended December 31, 1997, 1996 and 1995 in all capacities for the accounts of the Chief Executive Officer (CEO) and President.

     Name and Principal                  Annual           Restricted
         Position           Year      Compensation      Stock Awards
     -------------------    -----      ----------         ----------
Benson M. Austin,  CEO       1997          0                  0
                             1996          0                  0
                             1995          0                  0

Edward Kornstein, President  1997       $ 49,920              0
                             1996       $ 68,363              0
                             1995       $ 83,897              0

     Directors do not receive any remuneration for their services as such. The Company does not have a pension plan.

                               Stock Options

     Under the terms of the Reorganization Plan, all options and warrants then outstanding were canceled. During 1997 and 1996, no options were granted.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number and percentage of the shares of the registrant's voting stock owned as of March 1, 1998 by all persons known to the registrant who own more than 5% of the outstanding number of such shares, by all directors of the registrant, and by all officers and directors of the registrant as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.


                               Common Stock

  Title                      Number of Shares             Percent
 of Class       Name         Beneficially Owned           of Class
----------     -------       --------------------         -------
  Common  Affiliated           13,076,250   (1)            65.2%
          Manufacturers Inc.
          U.S.Highway 22, P.O.
          Box 5049 North
          Branch, NJ 08876

  Common  Edward Kornstein        320,064                   1.6%
          Chairman, CEO,
          Director,
          ORS Automation, Inc.
          402 Wall Street
          Princeton, NJ 08540
                                _________________          _______

  Common  All Directors and       320,064                  1.6%
          Officers as a group

(1) Includes 1,076,250 shares of Common Stock, $0.01 par value, and 12,000,000 shares of Class A Common Stock, $0.0035 par value. The Company's Class A Common Stock has the same rights and preferences as the Company's Common Stock, $0.01 par value.
<PAGE 9>
                       Series A Preferred Stock (1)

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

Item 12. Certain Relationships and Related Transactions

     Affiliated Manufacturers, Inc (AMI), a principal shareholder of the Company, currently holds a first priority secured note from the Company. As of December 31, 1997, the principal amounted to $166,102 and the accrued interest, which is being calculated using simple interest on a quarterly basis at a rate of 12% per annum, amounted to $249,148. No payments were made to AMI in 1997 and 1996.

     Sales to AMI for the years ended December 31, 1997 and 1996 were $314,821 and $427,912, respectively. The sales represent approximately 27% and 36%, respectively, of the total sales of the Company for those years. At December 31, 1997, and December 31, 1996, accounts receivable from AMI amounted to $64,711 and $155,733, respectively.

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

    By:     /s/ Edward Kornstein        Dated:  March 25, 1998
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

             Name                Date          Position with Registrant
          ------------        ------------      -----------------------

  /s/ Edward Kornstein         3/25/98          Chairman, CEO, Treasurer

                                                (Chief Financial Officer)
  -----------------------------------------------------------------------
  /s/ Howard W. Imhof          3/25/98           Director

 ------------------------------------------------------------------------

  /S/ William Trautman         3/25/98           Director

 -----------------------------------------------------------------------

<PAGE 13>






                          ORS AUTOMATION, INC.

                          FINANCIAL STATEMENTS

                            DECEMBER 31, 1997

                            ORS AUTOMATION, INC.
                     CONTENTS TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
               -----------------------------------------------------

                                                             Page
                                                          ---------



Independent Auditors' Report                                 F-3

Balance Sheet                                                F-4
December 31, 1997

Statements of Operations                                     F-5
For the Years Ended December 31, 1997 and 1996

Statements of Stockholders' Deficit                          F-6
For the Years Ended December 31, 1997 and 1996

Statements of Cash Flows                                     F-7
For the Years Ended December 31, 1997 and 1996

Notes to Financial Statements                                F-8 - F-13

                           WITHUM, SMITH & BROWN
                          A Professional Corporation
                    Certified Public Accountants & Consultants
                             P. O. Box 646
                            81 Park Avenue
                        Flemington, NJ  08822





INDEPENDENT AUDITORS' REPORT


To the Board of Directors,
ORS Automation, Inc.:

We have audited the accompanying balance sheet of ORS Automation, Inc. as of December 31, 1997, and the related statements of operations, stockholders' deficit and cash flows for the years ending December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORS Automation, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in
Note 1(B) to the financial statements, the Company has not generated sufficient earnings to pay their priority tax claims over the prescribed initial period as contemplated by the Plan of Reorganization and has a net capital deficiency of $38,066 at December 31, 1997. In addition, the Company has been unable over recent years to increase their sales volume and customer base. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Withum, Smith & Brown

Withum, Smith & Brown
February 24, 1998
Flemington, NJ

                            ORS AUTOMATION, INC.
                               BALANCE SHEET
                             DECEMBER 31, 1997


                           ASSETS
Current Assets:
     Cash and cash equivalents                                $    429,690
     Accounts receivable                                           183,552
     Inventory, net                                                 96,766
     Prepaid expenses                                                3,585
                                                                -----------

                  Total Current Assets                             713,593

Property and Equipment, net                                         11,651

             TOTAL ASSETS                                     $    725,244
                                                               ===============


             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
        Accounts payable and accrued expenses                 $     17,984

Priority tax claims payable - principal                            179,577
Priority tax claims payable - interest                             150,499
Note payable - related party                                       166,102
Accrued interest payable - related party                           249,148
                                                                ------------
               Total Liabilities                                   763,310

Stockholders' Deficit:
        Preferred stock                                             10,000
        Common stock                                               122,824
        Capital in excess of par value                          24,914,163
        Accumulated deficit                                    (25,085,053)
                                                               ____________
               Total Stockholders' Deficit                         (38,066)
                                                               _____________

               TOTAL LIABILITIES AND STOCKHOLDERS'
               DEFICIT                                        $    725,244
                                                              ===============








The Notes to Financial Statements are an integral part of these statements
                                   F-4

                          ORS AUTOMATION, INC.
                       STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                          1997                 1996
                                         -------              -------
Sales                                    $  1,232,421          $  1,232,421
Cost of Goods Sold                            837,024               837,024
                                           -----------             ---------
     Gross Profit                             395,397               395,397

Administrative, Marketing and General
  Expenses                                    298,365               298,365
                                            -----------            ----------
Income From Operations                         97,032                97,032

Other Expense (Income):
        Interest income                        (4,727)               (4,727)
        Interest expense                       40,474                40,474
        Depreciation and amortization           7,171                 7,171
        Inventory obsolescence                                          -
                                              ---------            ---------
            Total Other Expense (Income),
                net                            42,918                42,918
                                             ----------            -----------
Income Before Provision for Income Taxes                             54,114

Provision for Income Taxes                       --                     --

Net Income                               $     54,114          $     54,114
                                         ==============        ===============
Basic Earnings Per Common Share          $        .00          $        .00
                                         ==============       ================
Common Shares Used in Computing Basic
   Earnings Per Common Share               20,070,216              20,070,216
                                          =============           ============




The Notes to Financial Statements are an integral part of these statements
                                 F-5

                          ORS AUTOMATION, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                        Preferred Stock           Class A Common Stock
                      Shares    Par Value          Shares    Par Value
                    ---------   --------       -----------  -----------
Balance at
Dec. 31, 1995      1,000,000      $  10,000     12,000,000     $  42,000

Conversion of
Debt into              -              -             -               -
Common Stock

Net Income             -              -             -               -

Balance at        ------------      --------    ----------      --------
Dec. 31, 1996      1,000,000         10,000     12,000,000        42,000

Net Income             -              -             -               -

Balance at
Dec. 31, 1997      1,000,000      $  10,000     12,000,000     $  42,000
                  ============    ==========    ===========    ==========

                Common Stock       Capital in    Accumulated      Total
              Shares    Par Value  Excess of Par   Deficit      Stockholders
                                    Value                          Deficit
            ---------   --------   -----------  -----------  ------------
Balance at
Dec. 31, 1995   8,042,760  $  80,428  $24,914,559 ($25,191,743) ($144,756)

Conversion of
Debt into
Common Stock       39,683        396         (396)        -          -

Net Income                                             54,114      54,114

Balance at      --------   --------   ---------   --------      ------------
Dec. 31, 1996   8,082,443     80,824   24,914,163  (25,137,629)   (90,642)

Net Income          -           -          -            52,576     52,576

Balance at
Dec. 31, 1997   8,082,443  $  80,824   24,914,163 ($25,137,629) ($ 38,066)
                =========  ========== =========== ============  ==========







The Notes to Financial Statements are an integral part of these statements

                            ORS AUTOMATION, INC.
                          STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                       1997           1996
Cash Flows From Operating Activities:
  Net income                                   $   52,576      $   54,114
  Adjustments to reconcile net income
  to net cash provided by operating activities:
      Depreciation                                  6,783           7,171
      Cash provided by (used in) changes in:
        Accounts receivable, net                  188,535          53,016
        Inventory, net                             (3,311)         20,286
        Prepaid expenses                             (715)           (866)
        Accounts payable and accrued expenses     (11,914)        (11,009)
        Priority tax claims payable-interest       16,342          20,542
        Accrued interest payable-related party     19,932          19,932
                                               ------------    -----------
        Net Cash Provided by
                Operating Activities              268,228         163,186

Cash Flows From Investing Activities:
       Purchase of property and equipment          (6,991)         (8,395)

Cash Flows From Financing Activities:
       Payment of priority tax claims                  -          (45,500)
                                               -------------   ------------
Net Increase in Cash and Cash Equivalents         261,237         109,291

Cash and Cash Equivalents at the Beginning
        of the Year                               168,453          59,162
                                               --------------  ------------
Cash and Cash Equivalents at the End of
        the Year                               $  429,690      $  168,453
                                               =============== ============

Supplemental Disclosure of Cash Flow Information:

                                                1997                 1996
     Cash paid during the period for:
                    Interest                    $     --           $     --
                    Income taxes                $     --           $     --














The Notes to Financial Statements are an integral part of these statements

                         ORS AUTOMATION, INC.
                      NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------
Note  1 - Summary of Significant Accounting Policies:
            A.  Nature of the Business
               ORS Automation, Inc. is primarily engaged in the production and sales of microcomputer based hardware and software vision products for automatic control of industrial processes. The products are supplied as sub-assemblies or add-ons to machine manufacturers, throughout the world, who then incorporate them into their equipment.

            B.  Basis of Representation
               The accompanying financial statements have been prepared in accordance with generally accepted accounting principles which contemplates the continuance of the Company as a going concern. As of December 31, 1997, the Company reflects a stockholders deficit, as its total liabilities exceeds total assets by $38,066. In addition, the Company has been unable over recent years, to increase their sales volume and customer base. Also, the Company has not generated sufficient earnings to pay its priority tax claims over the prescribed initial period as contemplated by the Plan of Reorganization (See
Note 2). These factors raise substantial doubt as to whether the Company has the ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans regarding their financial status is to increase sales and control costs in future years and to produce additional revenue from new customers from the development of new products.

            C.  Cash Equivalents
               Cash and cash equivalents include cash on hand and in the bank as well as all short term securities held for the primary purpose of general liquidity. Such securities normally mature within three months from the date of acquisition.

            D.  Concentration of Credit Risk
               The Company maintains its cash and cash equivalents in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these banks.

               Other financial instruments which potentially subject the
Company to credit risk consist of accounts receivable.   The deterioration of
the financial condition of one of the Company's major customers could adversely impact the Company's operations (See Notes 8 and 9).

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

               As described in Notes 8 and 9, a significant portion of the Company's sales are to two major customers. Any substantial decrease in sales to either of these two customers, could have a material adverse effect on the Company's results of operations and financial condition.

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

            K.  Effect of New Accounting Pronouncements
               During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Comprehensive Income". The standard is effective for years beginning after December 15, 1997. The Company does not expect that the accounting standard will have a material effect on the Company's financial position or results of operations.

Note  2 - Plan of Reorganization:
               Following a hearing in the United States Bankruptcy Court in Trenton, New Jersey on April 8, 1991, the Fourth Amended Reorganization Plan proposed by Affiliated Manufacturers, Inc. (AMI), the majority shareholders, (approximately 65% of the outstanding common stock and 100% of the outstanding preferred stock) and principal secured creditor, (due $280,709 of which $166,102 was principal and $114,607 interest, as of April 1, 1991) was confirmed. Under the plan, payment of tax claims, including pre-bankruptcy interest and penalties, will be made in quarterly payments which also includes interest as determined by the bankruptcy court at variable amounts over the first four calendar years following the first payment of $27,000 made at date of distribution. Interest is accrued on the unpaid balance with a floating interest rate ranging from 8% to 10%.

Note  3 - Inventory:

      Inventory consists of the following at December 31, 1997:
         Materials                          $223,292
         Finished goods                       29,307
                                            ---------

                             Total           252,599

         Less: Allowance for obsolescence    155,833
                                            ----------
             Total Inventory                $ 96,766
                                            ==========

Note  4 - Property and Equipment:
        The major classifications of property and equipment are summarized as follows at December 31, 1997:

           Equipment                        $248,006
           Furniture and fixtures             71,984
                                            ----------
                Total                        319,990
           Less accumulated depreciation     308,339
                                            ----------
                Property and Equipment, net $ 11,651

            Depreciation expense charged to operations amounted to $6,783 and $7,171 for years ended December 31, 1997 and 1996, respectively.

Note  5 - Priority Tax Claims Payable:

            Upon confirmation of the Plan of Reorganization on April 8, 1991, priority tax claims amounted to $420,077. At December 31, 1997, the amount due is $179,577. This amount consists of $126,092 in federal payroll taxes, $40,835 in pre-bankruptcy federal interest and penalties, and $12,650 to various state taxing authorities. Accrued interest at December 31, 1997 on the unpaid balance is $150,499. Interest has been calculated at the statutory rate of 9% during 1997 and 1996, respectively.

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

            The Company is currently in the process of discussing with the Internal Revenue Service, a potential compromise plan with regard to the priority claims payable.

Note  6 - Preferred and Common Stock:
            The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are issued and outstanding at December 31, 1997 and 1996, respectively. No dividends have been declared by the Board of Directors. This preferred stock has no liquidating preferences.

            The common stock of the Company has a par value of $.01 per share, 10,000,000 shares have been authorized and 8,267,889 have been issued. As of December 31, 1997 and 1996, 8,082,443 shares are outstanding. The difference between issued and outstanding shares represent shares that have been canceled pursuant to the Plan of Reorganization.

            The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are issued and outstanding at December 31, 1997 and 1996.

            Both common stock and Class A common stock have the same voting rights.

Note  7 - Earnings Per Share:
            The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" beginning with the fourth quarter of 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share would be computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

          However, in 1997 and 1996 diluted earnings per share is not presented because there would be no effect on earning per share by including incremental shares arising as part of the assumed debentures conversion.

Note  8 - Related Party Transactions:
            As of December 31, 1997 and 1996, Affiliated Manufactures, Inc.
(AMI) controlled approximately 13 percent of the outstanding common stock, 100 percent of the outstanding Class A - common stock, which collectively represents approximately 65% of the outstanding common stock, and 100 percent of the outstanding preferred stock of the Company.

            A.  Note Payable
               The Company currently owes AMI a note payable plus accrued interest. This is a first priority secured claim. The principal amounted to $166,102 at December 31, 1997. Accrued interest is being calculated using simple interest at a rate of 12% per annum and amounted to $249,148 at December 31, 1997. Per the Plan of Reorganization, no payment of this secured claim shall be made until all other bankruptcy claims have been paid in full or there is an event of default under the plan. Interest expense as a charge to operations in 1997 and 1996 was $19,932 per year.

            B.  Sales and Accounts Receivable
               Sales to AMI for the years ended December 31, 1997 and 1996 were $310,619 and $437,912, respectively, which represent 26% and 36% of total sales. Accounts receivable from this related party as of December 31, 1997 and 1996 is $64,711 and $155,733, respectively.

Note 9 - Major Customer:
            The following summarizes the non related party sales and the percentage to total sales for the Company's major customer for years ended December 31:

                               Sales            Percent
                              --------          --------
                  1997        $  860,680        73%
                  1996        $  757,407        61%

            This major customer's accounts receivable balance is approximately $136,951 and $316,956 at December 31, 1997 and 1996, respectively.

Note 10 - Income Taxes:
           In 1997 and 1996, the Company utilized $22,600 and $23,300, respectively, of its deferred tax asset (net operating loss carryforwards) to eliminate its provision for income taxes.

          Deferred income taxes are summarized as follows at December 31, 1997:

                 Deferred tax asset:
                 Federal and state net operating loss
                   & tax credit carryforwards               $ 7,048,000
                 Valuation allowance                         (7,048,000)
                                                            -------------
                    Net deferred tax asset                  $     0
                                                            =============

          During the year ended December 31, 1997, the Company's valuation allowance declined by $901,000 due to the utilization of net operating loss carryforwards as well as the expiration of such carryforwards. As seen in the above table, any future tax benefit which may result from utilization of net operating loss carryforwards has been fully reserved for.

          At December 31, 1997, the Company has federal net operating loss carryforwards of approximately $20,718,000 and federal unused tax credits of approximately $175,000 which are available to offset federal income taxes. These carryforwards and credits expire between the years 1998 and 2010.

          At December 31, 1997, the Company also has net operating loss carryforwards of approximately $45,470 which are available to offset New Jersey state income taxes. These carryforwards expire between 1998 and 2002.

Note 11 - Lease Commitments:
          The Company conducts its operations in approximately 7,700 square feet of an office building. The amended lease is for a three year period commencing September 1, 1997 and expiring August 31, 2000. The monthly base rent is $3,848 for the first year, $4,008 for the second year and $4,168 for the third year, all of which do not include the tenants share of operating expenses. Rent expense for the years ending December 31, 1997 and 1996, including taxes, insurance and maintenance reimbursements, amounted to $70,625 and $62,722, respectively.

          Future minimum rentals on the above lease for the years ending after December 31, 1997 are as follows:

                        1998              $ 46,811
                        1999                48,741
                        2000                33,345
                                           ----------
                           Total          $128,897
                                          ==========

                                 F-13

