Form 10QSB
period 1997-03-31
ORS AUTOMATION INC
filed 1998-04-30
CIK 350524

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

           For the quarterly period ended:   March 31, 1997


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

     As of March 31, 1997, 8,082,443 shares of the registrants
Common Stock and 12,000,000 shares of Class A Common Stock were outstanding .

     Transitional Small Business Format.  Yes    No  /X/

----------------------------------------------------------------
----------------------------------------------------------------

                          ORS AUTOMATION, Inc.


                          INDEX TO FORM 10-QSB
                             March 31, 1997

                                                            Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - March 31, 1997               3

      Unaudited Statements of Operations and Accumulated
            Deficit for the Three Months Ending
            March 31, 1997 and 1996.                         4

      Unaudited Statements of Cash Flows for the Three
            Months Ending March 31, 1997 and 1996.           5

      Notes to Financial Statements.                         6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.              7,8

Part II - Other Information                                   8

Signatures                                                    9


                                 2
<PAGE 3>

                              ORS AUTOMATION, INC.
                            UNAUDITED BALANCE SHEET
                                 MARCH 31, 1997

           ASSETS

Current Assets:
      Cash                                          $   184,396
      Accounts receivable, net of allowance
        for doubtful accounts of $18,860                423,794
      Inventory - net                                   113,060
      Prepaid expenses                                    4,348
                                                        --------
           Total Current Assets                         725,598

Property and Equipment, net                              10,103

           TOTAL ASSETS                             $   735,701
                                                        ========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accounts payable and accrued expenses         $    40,861
                                                         -------
           Total Current Liabilities                     40,861

Priority tax claims payable - Interest                  138,231
Priority tax claims payable - Principal                 179,577
Note payable - related party                            166,102
Accrued interest payable - related party                234,199
                                                       ----------
           Total Liabilities                            758,970

Stockholders' Deficit:
      Preferred stock                                    10,000
      Common stock                                       122,824
      Capital in excess of par value                  24,914,163
      Accumulated deficit                            (25,070,256)
                                                     ------------
         Total Stockholders' Deficit                     (23,269)
                                                      ----------

           TOTAL LIABILITIES AND STOCKHOLDERS'
            DEFICIT                                 $   735,701
                                                    =============


The Notes to Financial Statements are an integral part of this Statement

<PAGE 4>
                               ORS AUTOMATION, INC.
      UNAUDITED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
            FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                          1997           1996
                                         -------        ------
Sales                                $    376,588  $    213,947
Cost of Goods Sold                        228,414       176,147
                                          -------       -------
      Gross Profit                        148,174        37,800

Administrative, Marketing and General
  Expenses                                 71,605        70,517
                                          --------      --------
Income (Loss) From Operations              76,569       (32,717)

Other (Income) Expense:
     Interest income                       (1,201)       (1,890)
      Interest expense                      9,057        10,090
      Depreciation and amortization         1,340         1,641
           Total Other (Income) Expense,  ---------     ---------
              net                           9,196         9,841
                                          ---------     ---------
Income (Loss) Before Provision for
      Income Taxes                         67,373       (42,558)
Provision for Income Taxes                  --            --
                                          --------    ----------
Net Income (Loss)                          67,373       (42,558)

Accumulated Deficit, Beginning
      of Year                        $(25,137,629) $(25,191,743)
                                     ------------- --------------
Accumulated Deficit, End of Year     $(25,070,256) $(25,234,301)
                                     ============= ==============

Income (Loss) Per Share
      of Common Stock                $        .00  $       (.00)
                                     ============  ==============
Weighted Average Number of
     Common Shares Outstanding         20,082,443    20,047,763
                                      ============  ============




The Notes to Financial Statements are an integral part of this Statement


                                 4

<PAGE 5>
                             ORS AUTOMATION, INC.
                        UNAUDITED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                          1997           1996
                                       --------        --------
Cash Flows From Operating Activities:
     Net Income (Loss)               $     67,373  $    (42,558)
     Adjustments to reconcile net
      income (loss) to net cash
      provided by (used in)
      operating activities:
     Depreciation and amortization          1,340         1,641
     Cash provided by (used in) changes in:
           Accounts receivable, net       (51,707)      262,950
           Inventory, net                 (19,605)      (22,853)
           Prepaid expenses                (1,478)       (1,831)
           Accounts payable and accrued
             expenses                      10,963        (8,753)
           Accrued interest payable-
             priority tax claims            4,074         5,107
           Accrued interest payable-
             related party                  4,983         4,983
                                          --------      ---------
           Net Cash Provided by (Used In)
              Operating Activities         15,943       198,686

Cash Flows From Investing Activities:
      Purchase of property and equipment     ---         (5,350)
           Net Cash Used in Investing
            Activities                       ---         (5,350)
                                           --------      --------
Net Increase in Cash                       15,943       193,336

Cash at the Beginning of the Period       168,453        59,162
                                        ----------     ---------
Cash at the End of the Period        $    184,396  $    252,489
                                     ============= =============

Supplemental Disclosure of Cash Flow Information:

                                               1997       1996
      Cash paid during the period for
        Interest                          $     --     $     --
        Income taxes                      $     --     $      297

Supplemental Schedule of Noncash Investing and Finance
Activities:

Pursuant to the Plan of Reorganization, $45,000 of 5% convertible debentures were converted into 6,003 shares of common stock during the quarter ended March 31, 1996.


The Notes to Financial Statements are an integral part of this Statement

                                   5
<PAGE 6>
                           ORS AUTOMATION, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of March 31, 1997 and 1996 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 1996.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued.
All are outstanding at March 31, 1997.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued.
As of March 31, 1997, 8,082,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at March 31, 1997.

Note 3 - Income Per Share

     Income per share has been computed based upon the weighted average number of shares of the sum of both common stock and Class A common stock outstanding during the period.

Note 4 - Reclassifications

     Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 financial statement presentation.

<PAGE 7>
                       ORS AUTOMATION, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

GENERAL

In 1995 and 1996, major product development efforts resulted in new "WINDOWS" and "Windows 95" based vision systems which accounted for approximately 73% of the total sales generated in the three months ending March 31, 1997. An effort to broaden the Company's product base resulted in approximately 15% of the sales in this quarter being related to motion control systems and software.

RESULTS of OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997
 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

Sales for the three month period ended March 31, 1997 increased 76% to $376,588 compared to $213,947 for the comparable period in 1996. In addition, the gross profit percentage increased to 39% for the three month period ended March 31, 1997 as compared to 18% for the three month period ended March 31, 1996. This increase was largely due to lower computer hardware and software costs on delivered equipment as the sales volume increased.

The Company's administrative, marketing and general expenses remained substantially the same at $71,605 for the three month period ended March 31, 1997 as compared to $70,517 for the three month period ended March 31, 1996.

The Company had income from operations for the three month period ended March 31, 1997 of $76,569 as compared with a loss of $32,717 for the three month period ended March 31, 1996. Net income was $67,373, or 0.00 per share, for the three month period ended March 31, 1997 as compared to a net loss of $42,558, or
0.00 per share, for the comparable period in 1996.



                                  7
<PAGE 8>
LIQUIDITY AND CAPITAL RESOURCES

The Company has limited funds to meet its working capital requirements. In the event that operations do not generate funds sufficient to cover cash expenditures, the Company will need to obtain capital from other sources, such as financial institutions or investors. To date the Company has been unable to obtain any bank financing and there is no assurance that if financing is required, it will be available to the Company.

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

Net cash provided by operating activities was $15,943 for the first three months of 1997 as compared to net cash provided by operating activities of $198,686 for the comparable period in 1996. The increase in net cash provided in 1997 was primarily due to the net income from operations as adjusted for depreciation and amortization, of $68,713 less an increase in inventory of $19,605, an increase in accounts receivable of $51,707 and an increase in accrued interest payable totalling $9,057. The increase in accounts receivable and inventory was a result of increased sales. The net cash provided of $15,943 for the first three months of 1997 resulted in a cash balance of $184,396 at March 31, 1997.



                       PART II - OTHER INFORMATION

                             NONE


                                 8
<PAGE 9>


                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ORS AUTOMATION, INC.
                           (Registrant)


Date:   May 9, 1997                       /s/ Edward Kornstein
                                          Edward Kornstein
                                          President
                                   (Principal Accounting Officer)