Form 10QSB
period 1998-03-31
ORS AUTOMATION INC
filed 1998-05-15
CIK 350524

-----------------------------------------------------------------
-----------------------------------------------------------------

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              _____________


                                 FORM 10-QSB
          -------------------------------------------------------------


        QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

              For the quarterly period ended   March 31, 1998

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

     As of March 31, 1998, 8,082,443 shares of the registrants
Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Format.  Yes   No /X/

----------------------------------------------------------------
----------------------------------------------------------------

                            ORS AUTOMATION, Inc.

                            INDEX TO FORM 10-QSB
                               March 31, 1998

                                                             Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - March 31, 1998                 3

      Unaudited Statements of Operations and Accumulated
                Deficit for the Three Months Ended
                March 31, 1998 and 1997.                       4

      Unaudited Statements of Cash Flows for the Three
                Months Ended March 31, 1998 and 1997.          5

      Notes to Financial Statements.                           6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.               7,8

Part II - Other Information                                    8

Signatures                                                     9

                              ORS AUTOMATION, INC.
                            UNAUDITED BALANCE SHEET
                                 MARCH 31, 1998

           ASSETS

Current Assets:
   Cash                                             $    316,514
   Accounts receivable                                   361,842
  Inventory, net                                         108,635
   Prepaid expenses                                        1,295
                                                         --------
           Total Current Assets                          788,286

Property and Equipment, net                               14,283

           TOTAL ASSETS                             $    802,569
                                                         ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses            $     37,377
                                                        ---------
           Total Current Liabilities                      37,377

Priority tax claims payable - interest                   154,573
Priority tax claims payable - Principal                  179,577
Note payable - related party                             166,102
Accrued interest payable - related party                 254,131
                                                        ---------
             Total Liabilities                           791,760

Stockholders' Equity:
   Preferred stock                                        10,000
   Common stock                                          122,824
   Capital in excess of par value                     24,914,163
   Accumulated deficit                               (25,036,178)
                                                       ----------
           Total Stockholders' Equity                     10,809
                                                       ----------
           TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                                 $    802,569
                                                     =============







The Notes to Financial Statements are an integral part of this Statement

                               ORS AUTOMATION, INC.
            UNAUDITED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                          1998           1997
                                         -------        ------

Sales                                 $    332,869    $    376,588
Cost of Goods Sold                         202,419         228,414

                                           --------       --------
   Gross Profit                            130,450         148,174

Administrative, Marketing and General
  Expenses                                  73,964          71,605
                                           ---------       ---------
Income From Operations                      56,486          76,569

Other (Income) Expense:
  Interest income                           (3,027)         (1,201)
  Interest expense                           9,057           9,057
  Depreciation and amortization              1,581           1,340
                                            --------       --------
        Total Other Expense, net             7,611           9,196
                                            --------        --------
Income Before Provision for Income
   Taxes                                    48,875          67,373

Provision for Income Taxes                   --               --
                                            ----------    ----------
Net Income                                  48,875          67,373

Accumulated Deficit, Start of Period   (25,085,053)    (25,137,629)
                                        -----------    -------------
Accumulated Deficit, End of Period    $(25,036,178)   $(25,070,256)
                                       ============    ============
Income Per Share of Common Stock      $       .00     $       .00
                                       ============     ============
Weighted Average Number of Common
    Shares Outstanding                  20,082,443      20,082,443
                                        ===========     ============







The Notes to Financial Statements are an integral part of this Statement

                               ORS AUTOMATION, INC.
                        UNAUDITED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                              1998           1997
                                            --------        --------
Cash Flows From Operating Activities:
   Net Income                              $    48,875  $   67,373
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
      Depreciation and amortization              1,581       1,340
      Cash provided by (used in) changes in:
        Accounts receivable, net              (178,290)    (51,707)
        Inventory, net                         (11,869)    (19,605)
        Prepaid expenses                        (2,290)     (1,478)
        Accounts payable and accrued expenses   19,393      10,963
        Priority tax claims payable-interest     4,074       4,074
        Accrued interest payable-related party   4,983       4,983
                                              ---------   ----------
           Net Cash Provided by (Used In)
              Operating Activities            (108,963)     15,943

Cash Flows From Investing Activities:
   Purchase of property and equipment           (4,213)       ---
                                              ---------   ----------
Net (Decrease) Increase in Cash               (113,176)     15,943

Cash at the Beginning of the Period            429,690     168,453
                                             ----------  ----------
Cash at the End of the Period             $    316,514  $  184,396
                                             ==========  ==========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for
      Interest                             $     --     $     --
      Income taxes                         $       180  $     --











The Notes to Financial Statements are an integral part of this Statement

                         ORS AUTOMATION, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of March 31, 1998 and 1997 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 1997.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are outstanding at March 31, 1998.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of March 31, 1998, 8,082,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at March 31, 1998.

Note 3 - Income Per Share

     Income per share has been computed based upon the weighted average number of shares of the sum of both common stock and Class A common stock outstanding during the period.

                          ORS AUTOMATION, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

GENERAL

In 1996 and 1997, major product development efforts resulted in new "Windows 95" based vision systems which accounted for approximately 95% of the total sales generated in the three months ending March 31, 1998 as compared to 73% for the three months ended March 31, 1997. An effort to broaden the Company's product base resulted in approximately 4% of the sales in this quarter being related to motion control systems and software.

     RESULTS of OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998
            COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Sales for the three month period ended March 31, 1998 decreased 11.6% to $332,869 compared to $376,588 for the comparable period in 1997. This decrease was primarily due to the reduction in sales to a major customer as its product line is being revised. The gross profit percentage remained constant at 39% for the three month periods ended March 31, and March 31, 1997.

The Company's administrative, marketing and general expenses increased 3.3% to $73,964 for the three month period ended March
31, 1998 as compared to $71,605 for the three month period ended
March 31, 1997.

As a result of the foregoing, the Company's income from operations for the three month period ended March 31, 1998 decreased by 26% to $56,486 as compared to $76,569 for the three month period ended March 31, 1997. Net income was $48,875, or 0.00 per share, for the three month period ended March 31, 1998 as compared to net income of $67,373, or 0.00 per share, for the comparable period in 1997.

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

On May 10, 1993, August 10, 1993, November 10, 1993, February 10, 1995, May 10, 1994 and August 10, 1994, payments totaling $45,500, $31,500, $42,000, $63,000, $73,500 and $42,500, respectively, were due to the Internal Revenue Service and various State taxing authorities pursuant to the bankruptcy reorganization plan approved on April 8, 1991. On December 27, 1996, payments totaling $45,500 were made to the Internal Revenue Service and various State taxing authorities. As the Company required cash on hand for operating capital and to implement new product development other payments were not made on the due dates. These payments were deferred as permitted in the Reorganization Plan. The Company is negotiating a settlement of its outstanding federal tax obligations with the Internal Revenue Service.

Net cash used in operating activities was $108,963 for the first three months of 1998 as compared to net cash provided by operating activities of $15,943 for the comparable period in 1997. The increase in net cash used in 1998 was primarily due to an increase in inventory of $11,869 and an increase in accounts receivable of $178,290, less the net income from operations as adjusted for depreciation and amortization of $50,456 and an increase in accounts payable, accrued expenses and accrued interest totalling $28,450. The increase in accounts receivable was a result of increased sales late in the quarter. The net cash used in operating activities of $108,963 and the $4,213 used for equipment purchases in the first three months of 1998 resulted in a net decrease in cash of $113,176 and a cash balance of $316,514 at March 31, 1998.



                       PART II - OTHER INFORMATION

                             NONE

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ORS AUTOMATION, INC.
                           (Registrant)


Date:   May 14, 1998                           /s/ Edward Kornstein

                                                 Edward Kornstein
                                                   President
                                     (Principal Accounting Officer)