Form 10-K/A
period 1997-12-31
ORS AUTOMATION INC
filed 1998-05-18
CIK 350524

-----------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
           ------------------------------------------------------

                                FORM 10-KSB/A

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

     As of March 1, 1998, 8,082,443 shares of the registrants Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Disclosure Format:  Yes   No /X/

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The following table presents selected financial data for the Company for the Company's past two years.

                        For The Year Ended December 31,

  Results of Operations                 1997                1996
-------------------------            ----------             ---------
 Operating Revenues                  $ 1,175,584            $ 1,232,421

 Income From Operations                   92,833                 97,032

 Net Income                               58,985                 54,114

 Net Income per Share of
   Common Stock                            0.00                   0.00

 Financial Position at
    December 31,

 Total Assets                        $   725,244            $  648,308

 Total Liabilities                       763,310               738,950

 Shareholder's Deficit                   (38,066)              (90,642)

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

     Liquidity and Capital Resources

     On May 10, 1993, August 10, 1993, November 10, 1993, February 10, 1995,
May 10, 1994 and August 10, 1994, payments totaling $45,500, $31,500, $42,000,
$63,000, $73,500 and $42,500, respectively, were due to the Internal Revenue Service and various State taxing authorities pursuant to the bankruptcy reorganization plan approved on April 8, 1991. On December 27, 1996, payments totaling $45,500 were made to the Internal Revenue Service and various State taxing authorities. As the Company required cash on hand for operating capital and to implement new product development other payments were not made on the due dates. These payments were deferred as permitted in the Reorganization Plan. The Company has continuing discussions with the Internal Revenue Service regarding settling its outstanding tax obligations.

     In 1997, operating activities provided $268,228, investing activities used $6,991 for the purchase of equipment, compared to cash provided by operations of $163,186, cash used in investing activities of $8,395, and cash used in financing activities of $45,500 for the payment of priority tax claims in 1996. As a result, the Company had a net increase in cash of $261,237 which resulted in cash on hand at December 31, 1997 of $429,690. The increase of cash in 1997 was due largely to the efficient collection of accounts receivable. This increase in cash in 1997 will allow payment of a negotiated settlement of Internal Revenue Service obligations in 1998.

      Since emerging from bankruptcy proceedings in 1991, payments to the Internal Revenue Service, State taxing authorities, unsecured creditors and the buyout of shareholders holding less than 1,000 shares totaled $405,175, which has made it very difficult for the Company to invest in and expand its business.

                          ORS AUTOMATION, INC.
                       STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                          1997                 1996
                                         -------              -------
Sales                                    $  1,175,584          $  1,232,421
Cost of Goods Sold                            774,541               837,024
                                           -----------             ---------
     Gross Profit                             401,043               395,397

Administrative, Marketing and General
  Expenses                                    308,210               298,365
                                            -----------            ----------
Income From Operations                         92,833                97,032

Other Expense (Income):
        Interest income                        (9,209)               (4,727)
        Interest expense                       36,274                40,474
        Depreciation and amortization           6,783                 7,171
        Inventory obsolescence                  6,409                   -
                                              ---------            ---------
            Total Other Expense (Income),
                net                            40,257                42,918
                                             ----------            -----------
Income Before Provision for Income Taxes       52,576                54,114

Provision for Income Taxes                       --                     --

Net Income                               $     52,576          $     54,114
                                         ==============        ===============
Basic Earnings Per Common Share          $        .00          $        .00
                                         ==============       ================
Common Shares Used in Computing Basic
   Earnings Per Common Share               20,082,433              20,070,216
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

    By:     /s/ Edward Kornstein        Dated:  May 15, 1998
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

             Name                Date          Position with Registrant
          ------------        ------------      -----------------------

  /s/ Edward Kornstein         5/15/98          Chairman, CEO, Treasurer

                                                (Chief Financial Officer)
  -----------------------------------------------------------------------
  /s/ Howard W. Imhof          5/15/98           Director

 ------------------------------------------------------------------------

  /S/ William Trautman         5/15/98           Director

 -----------------------------------------------------------------------