Form 10QSB
period 1998-06-30
ORS AUTOMATION INC
filed 1998-08-17
CIK 350524

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

           For the quarterly period ended:   June 30, 1998


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

     As of June 30, 1998, 8,082,443 shares of the registrants Common Stock and 12,000,000 shares of Class A Common Stock were outstanding .

     Transitional Small Business Format.  Yes    No  /X/

-------------------------------------------------------------------
-------------------------------------------------------------------

                          ORS AUTOMATION, Inc.


                          INDEX TO FORM 10-QSB
                             June 30, 1998

                                                            Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - June 30, 1998                 3

      Unaudited Statements of Operations and Accumulated
            Deficit for the Three Months and Six Months
            Ending June 30, 1998 and 1997.                    4

      Unaudited Statements of Cash Flows for the Six
            Months Ending June 30, 1998 and 1997.             5

      Notes to Financial Statements.                          6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.              7,8

Part II - Other Information                                   8

Signatures                                                    9

                               ORS AUTOMATION, INC.
                             UNAUDITED BALANCE SHEET
                                  JUNE 30, 1997

             ASSETS

Current Assets:
     Cash                                           $     353,081
     Accounts receivable                                  365,196
     Inventory, net                                       140,582
     Prepaid expenses                                       1,194
                                                        ----------
     Total Current Assets                                 860,053

Property and Equipment, net                                14,265
                                                        ----------
          TOTAL ASSETS                              $     874,318
                                                    ==============


           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable and accrued expenses          $      47,691
                                                     --------------
          Total Current Liabilities                        47,691


Priority tax claims payable - interest                    158,647
Priority tax claims payable - Principal                   179,577
Note Payable - related party                              166,102
Accrued Interest Payable - related Party                  259,114
                                                        ----------
        Total Liabilities                                 811,131

Stockholders' Equity:
  Preferred stock                                          10,000
  Common stock                                            122,824
  Capital in excess of par value                       24,914,163
  Accumulated deficit                                 (25,052,571)
                                                      ------------
         Total Stockholders' Equity                        63,187
                                                       -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $     874,318
                                                      ============






The Notes to Financial Statements are an integral part of this statement

                              ORS AUTOMATION, INC.
           UNAUDITED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 1998 AND 1997

                                            Three Months Ended June 30,
                                             ---------------------------
                                                    1998        1997
                                                   ------      ------

Sales                                         $     332,528  $    299,005
Cost of Goods Sold                                  200,908       180,459
                                              -------------  ------------
Gross Profit                                        131,620       118,546

Administrative, Marketing
 and General Expenses                                71,423        74,943
                                              -------------  -------------
Income From Operations                               60,197        43,603

Other (Income) Expense:
 Bad debt expense                                      ---         16,500
 Interest income                                     (2,929)       (1,402)
 Interest expense                                     9,057         9,057
 Deprecation and amortization                         1,691         1,763
                                              -------------- -------------
   Total Other (Income) Expenses, net                 7,819        25,918

Income Before Provision for Income Taxes             52,378        17,685

Provision for Income Taxes                               --            --
                                              -------------  -------------
Net Income                                           52,378        17,685

Accumulated Deficit, Beginning of Period        (25,036,178)   (25,070,256)
                                              -------------- --------------
Accumulated Deficit, End of Period            $ (24,983,800) $ (25,052,571)
                                              ============== ==============
Income Per Share of Common Stock              $         .00  $         .00
                                              ============== ==============
Weighted Average Number of
   Common Shares Outstanding                     20,082,443     20,082,443
                                              ============== ==============

                                              Six Months Ended June 30,
                                             ---------------------------
                                                    1998        1997
                                                   ------      ------

Sales                                         $     665,397  $     675,593
Cost of Goods Sold                                  403,327        408,873
                                              -------------  -------------
       Gross Profit                                 262,070        266,720

Administrative, Marketing
 and General Expenses                               145,387        146,548
                                              -------------  --------------
Income From Operations                              116,683        120,172

Other (Income) Expense:
 Bad debt expense                                      --           16,500
 Interest income                                     (5,956)        (2,603)
 Interest expense                                    18,114         18,114
 Deprecation and amortization                         3,272          3,103
                                              -------------- --------------
       Total Other (Income)
         Expenses, net                               15,430         35,114
                                              -------------- --------------
Income Before Provision for Income Taxes            101,253         85,058

Provision for Income Taxes                              --             --
                                              -------------- --------------
Net Income                                          101,253         85,058

Accumulated Deficit, Beginning of Period        (25,085,053)   (25,137,629)
                                              -------------- --------------
Accumulated Deficit, End of Period            $ (24,983,800) $ (25,052,571)
                                              ============== ==============
Income Per Share of Common Stock:             $         .00  $         .00
                                              ============== ==============
Weighted Average Number of
 Common Shares Outstanding                       20,082,443     20,082,443
                                              ============== ==============

The Notes to Financial Statements are an integral part of this statement

                         ORS AUTOMATION, INC.
                 UNAUDITED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                       1998       1997
                                                     --------    --------
Cash Flows From Operating Activities:
 Net Income                                         $  101,253    $   85,058
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                        3,272         3,103
    Cash provided by (used in) changes in:
      Accounts receivable, net                        (181,644)       36,680
      Inventory, net                                   (43,816)      (19,726)
      Prepaid expenses                                   2,391            13
      Accounts payable and accrued expenses             29,707        25,313
      Accrued interest payable - priority tax claims     8,148         7,861
      Accrued interest payable - related party           9,966        10,253
                                                    -----------  ------------
         Net Cash (Used in) provided by
          Operating Activities                         (70,723)      148,555

Cash Flows From Investing Activities:
 Purchase of property and equipment                     (5,886)       (4,107)
                                                    -----------  ------------
       Net Cash Used in Investing Activities            (5,886)       (4,107)
                                                    -----------  ------------
Net Increase (Decrease) in Cash                        (76,609)      144,448

Cash at Beginning of the Period                        429,690       168,453
                                                    -----------  ------------
Cash at End of the Period                           $  353,081   $   312,901
                                                    ===========  ============

Supplemental Disclosure of Cash Flow Information:

 Cash paid during the period for:
   Interest                                         $       --   $       --
   Income taxes                                     $      180   $       --







The Notes to Financial Statements are an integral part of this statement

                            ORS AUTOMATION, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of June 30, 1998 and 1997 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months and six months ended June 30, 1998 and 1997 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 1997.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are outstanding at June 30, 1998.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of June 30, 1998, 8,082,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at June 30, 1998.

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



The Notes to Financial Statements are an integral part of this statement

                             ORS AUTOMATION, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

GENERAL

In 1995 and 1996, major product development efforts resulted in new "WINDOWS" and "Windows 95" based vision systems which accounted for approximately 91% of the total sales generated in the six months ending June 30, 1998. An effort to broaden the Company's product base resulted in approximately 7% of the sales in this period being related to motion control systems and software.

Although the Company's current products do not require date information for operation, they have been tested and are Year 2000 compliant. Internal computer systems are being tested and no Year 2000 compliant problems are foreseen at this time.


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

Sales for the three month period ended June 30, 1998 increased 11.2% to $332,528 compared to $299,005 for the three month period ended June 30, 1997. Sales for the six month period ended June 30, 1998 decreased 1.5% to $665,397 compared to $675,593 for the six month period ended June 30, 1997. The gross profit percentages were 39.6% and 39.4%, respectively, for the three and six month periods ended June 30, 1998 as compared to 39.6% and 39.5%, respectively, for the three and six month periods ended June 30, 1997.

A major customer has indicated that due to the economic conditions in the Asian market, it expects the demand for its machines to decrease for the remainder of this year. As a result it is anticipated that the sales of machine vision and control assemblies to this customer will be delayed, reduced or a combination of both, in the third and fourth quarters of this year.

The Company's administrative, marketing and general expenses decreased by 4.7% and 0.8% to $71,423 and $145,387, respectively, for the three and six month periods ended June 30, 1998. This decrease was primarily due to lower travel and marketing expenses as more efforts were placed on meeting existing order commitments.

The income from operations for the three and six month periods ended June 30, 1998 was $60,197 and $116,683, respectively, as compared with income of $43,603 and $120,172, respectively, for the three and six month periods ended June 30, 1997.

Net income of $52,378 and $101,253 was provided for the three and six months ended June 30, 1998, as compared to net income of $17,685 and $85,058 for the three and six months ended June 30, 1997.

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

Net cash used in operating activities was $70,723 for the first six months of 1998 as compared to net cash provided by operating activities of $148,555 for the comparable period in 1997. The increase in net cash used in 1998 was primarily due to an increase in inventory of $43,816 and an increase in accounts receivable of $181,644 offset by net income from operations as adjusted for depreciation and amortization of $104,525. The Company also used $5,886 in investing activities for the purchase of property and equipment. The net decrease in cash of $76,609 for the first six months of 1998 resulted in a cash balance of $353,081 at June 30, 1998.




                       PART II - OTHER INFORMATION

                             NONE

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ORS AUTOMATION, INC.
                           (Registrant)



Date:   August 10, 1998                   /s/ Edward Kornstein
                                            Edward Kornstein
                                            President
                                            (Principal Accounting Officer)