Form 10QSB
period 1998-09-30
ORS AUTOMATION INC
filed 1999-02-24
CIK 350524

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

              For the quarterly period ended   September 30, 1998

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

     As of September 30, 1998, 8,082,443 shares of the registrant's Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Format.  Yes    No /X/


-------------------------------------------------------------------
-------------------------------------------------------------------

                              ORS AUTOMATION, Inc.


                              INDEX TO FORM 10-QSB
                               September 30, 1998

                                                             Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - September 30, 1998              3

      Unaudited Statements of Operations and Accumulated
                Deficit for the Three and Nine Months
                Ending September 30, 1998 and 1997.             4,5

      Unaudited Statements of Cash Flows for the Nine
                  Months Ending September 30, 1998 and 1997.    6

      Notes to Financial Statements.                            7

   Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.             8,9

Part II - Other Information                                     9

Signatures                                                      9































___________________________________________________________________

PART I   FINANCIAL STATEMENTS

                         ORS AUTOMATION, INC.
                       UNAUDITED BALANCE SHEET
                          SEPTEMBER 30, 1998

             ASSETS

Current Assets:
  Cash                                              $    445,653
  Accounts receivable                                    254,557
  Inventory, net                                         128,777
  Prepaid expenses                                          ,667
                                                       ----------
      Total Current Assets                                829,654

Property and Equipment, net                                22,600
                                                        ---------
      TOTAL ASSETS                                   $    752,254
                                                     =============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses              $     19,803
                                                     -------------
                           Total Current Liabilities       19,803

Priority Tax Claims Payable - Interest                    162,721
Priority Tax Claims Payable - Principal                   179,577
Note Payable - related party                              166,102
Accrued Interest Payable - related party                  264,097
                                                        -----------
      Total Liabilities                                   792,300

Stockholders' Deficit:
  Preferred stock                                          10,000
  Common stock                                            122,824
  Capital in excess of par                             24,914,163
  Accumulated deficit                                 (24,987,033)
                                                      -----------
      Total Stockholders' Equity                           59,954
                                                        ----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                       $    852,254
                                                    ===============







The Notes to Financial Statements are an integral part of this statement



---------------------------------------------------------------------

                           ORS AUTOMATION, INC.
         UNAUDITED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
       FOR THE THREE and NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1998           1997
                                                  ------          ------
Sales                                         $   247,870    $  287,032
Cost of Goods Sold                                177,018       201,294
                                                  --------     --------
         Gross Profit                              70,852        85,738

Administrative, Marketing and General
   Expenses                                        67,654        72,055
                                                  --------     --------
Income from Operations                              3,198        13,683

Other (Income) Expense
   Bad debt Expense                                   ---          ---
   Interest Income                                 (5,433)       (1,367)
   Interest Expense                                 9,057         9,057
   Depreciation and Amortization                    2,807         1,647
                                                  ---------    ---------
            Total Other Expense, net                6,431         9,337
                                                  ---------    ---------
Income (Loss) Before Provision for Income Taxes    (3,233)        4,346

Provision for Income Taxes                            ---          ---
                                                   ---------   ---------
Net Income (Loss)                                  (3,233)        4,346

Accumulated Deficit, Beginning of Period      (24,983,800)    (25,052,571)
                                               ------------ --------------
Accumulated Deficit, End of Period           $(24,987,033)   $(25,048,225)
                                              ============= ==============
Income (Loss) per Share of Common Stock      $      (.00)   $     .00
                                               ============= =============
Weighted Average Number of Common
  Shares Outstanding                            20,082,443    20,082,443
                                               ============  ==============













The Notes to Financial Statements are an integral part of this statement



-------------------------------------------------------------------

                                              Nine Months Ended September 30,
                                            ---------------------------
                                                    1998          1997
                                                  ------         ------
Sales                                         $   913,267   $   962,625
Cost of Goods Sold                                580,345        610,167
                                                  --------       --------
         Gross Profit                             332,922        352,458

Administrative, Marketing and General
   Expenses                                       213,041        218,603
                                                  --------       --------
Income (Loss) from Operations                     119,881        133,855

Other (Income) Expense
   Bad debt Expense                                  ---          16,500
   Interest Income                                (11,389)        (3,970)
   Interest Expense                                27,171         27,171
   Depreciation and Amortization                    6,079          4,750
                                                  ---------      ---------
          Total Other Expense, net                 21,861         44,451
                                                  ---------     ---------
Income (Loss) Before Provision for Income Taxes    98,020         89,404

Provision for Income Taxes                            ---           ---
                                                   ---------     ---------
Net Income (Loss)                                  98,020         89,404

Accumulated Deficit, Beginning of Period      (25,085,053)    (25,137,629)
                                               ------------  -------------
Accumulated Deficit, End of Period           $(24,987,033)   $(25,048,225)
                                              =============  ==============
Income (Loss) per Share of Common Stock      $       .00    $       .00
                                               ============= =============
Weighted Average Number of Common
  Shares Outstanding                            20,082,443      20,082,443
                                               ============  ==============


















The Notes to Financial Statements are an integral part of this statement

                         ORS AUTOMATION, INC.
                 UNAUDITED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                        1998        1997
                                                       ------     ------
Cash Flows From Operating Activities:
 Net Income                                     $     98,020     $    89,404
 Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                      6,079           4,750
    Cash provided by (used in) changes in:
      Accounts receivable, net                       (71,005)         99,487
      Inventory                                      (32,011)         (8,843)
      Prepaid expenses                                 2,918           1,682
      Accounts payable and accrued expenses            1,819           4,995
      Accrued interest payable-priority tax claims    12,222          12,222
      Accrued interest payable-related party          14,949          14,949
                                                     ---------      ---------
        Net Cash Provided By Operating Activities     32,991         218,646

Cash Flows From Investing Activities:
 Purchase of property and equipment                  (17,028)         (4,741)
                                                     --------         -------
       Net Cash Used in Investing Activities         (17,028)         (4,741)

Net Increase in Cash                                  15,963         213,905

Cash at Beginning of the Period                      429,690         168,453
                                                    --------          -------
Cash at End of the Period                       $    445,653     $   382,358
                                                   ============= ============


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest                                     $       --       $        --
   Income taxes                                 $      485       $        --


















The Notes to Financial Statements are an integral part of this statement



        7                    ORS AUTOMATION, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of September 30, 1998 and 1997 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months and nine months ended September 30, 1998 and 1997 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 1997.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are outstanding at September 30, 1998.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of September 30, 1998, 8,082,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at September 30, 1998.

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














The Notes to Financial Statements are an integral part of this statement

                            ORS AUTOMATION, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

GENERAL

In 1996 and 1997, major product development efforts resulted in new "Windows 95" based vision systems which accounted for approximately 87% of the total sales generated in the nine months ending September 30, 1998. An effort to broaden the Company's product base resulted in approximately 12% of the sales in this period being related to motion control systems and software.

Although the Company's current products do not require date information for operation, they have been tested and are Year 2000 compliant.
Internal computer systems are being tested and no Year 2000 compliant problems are foreseen at this time.

The Company's principal customer has indicated that due to the economic conditions in the Asian market, the demand for its machines decreased. As a result, sales of machine vision and control assemblies to this customer were delayed, reduced or a combination of both, in the third quarter of this year. This situation is expected to also negatively impact fourth quarter sales for this year.

                           RESULTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
       COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

Sales for the three month and nine month periods ended September 30, 1998 decreased 13.6% and 5.1% to $247,870 and $913,267, respectively, as compared to $287,032 and $962,625, respectively, for the comparable periods in 1997. This decrease in sales revenue was due to the decrease in demand, as indicated above, for machine vision and control assemblies from the Company's principal customer who normally sells significant quantities of machines utilizing these assemblies in the Asian market.

The gross profit percentage remained substantially constant at 36.5% for the nine month period ended September 30, 1998 as compared to 36.6% for the nine month period ended September 30, 1997. The gross profit percentage for the three months ended September 30, 1998 decreased slightly to 28.6% as compared to 29.9% for the three months ended
September 30, 1997.

The Company's administrative, marketing and general expenses decreased by 6.1% to $67,654 to $72 055 and 2.5% to $213,041, respectively, for the three and nine month periods ended September 30, 1998. This decrease was primarily due to personnel adjustments as sales revenues decreased.

The income from operations for the three and nine month periods ended September 30, 1998 was $3,198 and $119,881, respectively, as compared with income of $13,683 and 133,855, respectively, for the three and nine month periods ended September 30, 1997.

The Company had interest income of $5,433 and $11,389, respectively, for the three and nine months ended September 30, 1998 as compared to interest income of $1,367 and $3,970 for the comparable periods in 1997. The Company had net loss of $3,233 and net income of $98,020, respectively, for the three and nine months ended September 30, 1998, as compared to net income of $4,346 and $89,404, respectively, for the three and nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company has cash on hand of $445,653 at September 30, 1998, a substantial part of these funds will be needed for payment of the Company's tax and other outstanding liabilities. The remainder will be applied to its working capital needs. As a result of the decreased sales from the Company's principal customer there is no assurance that the Company will have sufficient funds to meet its future working capital needs.

On May 10, 1993, August 10, 1993, November 10, 1993, February 10, 1994,
May 10, 1994 and August 10, 1994, payments totaling $45,500, $31,500,
$42,000, $63,000, $73,500 and $42,500, respectively, were due to the
Internal Revenue Service and various State taxing authorities pursuant to the bankruptcy reorganization plan approved on April 8, 1991. At that time, the Company required cash for operating capital, therefore, payments were not made on the due date; however, a payment of $45,500 was made on December 12, 1996 and the remaining payments were deferred as permitted in the Reorganization Plan. Since the fourth quarter of 1997, the Company has been attempting to negotiate a settlement with the Internal Revenue Service to settle its outstanding obligations; however, no agreement has been reached to date and no assurance can be given that an agreement will be reached. During that period of time the Company has not made any payments to the Internal Revenue Service.

Net cash provided by operating activities was $32,991 for the first nine months of 1998 as compared to net cash provided by operating activities of $218,646 for the comparable period in 1997. The increase in net cash provided in 1998 was primarily due to the net income from operations as adjusted for depreciation and amortization, of $104,099 and an increase in accrued interest payable totalling $27,171. An increase in accounts receivable and inventory of $103,016 for the first nine months of 1998 was primarily due to the Company's principal customer delaying payments to the Company and the decrease in sales to that customer. The Company also used $17,028 in investing activities for the purchase of property and equipment. The net cash increase of $15,963 for the first nine months of 1998 resulted in a cash balance of $445,653 at September 30, 1998.


                       PART II - OTHER INFORMATION

                             NONE


                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ORS AUTOMATION, INC.
                           (Registrant)


Date:   November 13, 1998              /s/ Edward Kornstein
                                         Edward Kornstein
                                            President
                                           (Treasurer)