Form 10-K
period 1998-12-31
ORS AUTOMATION INC
filed 1999-04-13
CIK 350524

-----------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
           ------------------------------------------------------

                                FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                   SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998
   ______________________________________________________________

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

     State issuer's revenues for its most recent fiscal year:  $1,298,536

     As of March 1, 1999, the aggregate market value of the voting stock
held by non-affiliates of the registrant was:   $66,861.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court. Yes  /X/   No

     As of March 1, 1999, 8,082,443 shares of the registrants Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Disclosure Format:  Yes   No /X/

                         Part I

Item 1.  Description of Business

(a)  State of Incorporation; Offices and Facilities

          ORS Automation, Inc. ("ORS"), the registrant, was incorporated under the laws of the State of Delaware in 1968 and commenced operations in 1972. The Company's executive offices and production facilities are located at 402 Wall Street, Princeton, New Jersey 08540.

(b) Nature of Business

          ORS is primarily engaged in the production and sale of computer-based vision products for automatic part alignment, machine guidance, identification, inspection, control of industrial processes and visual sensing systems for use with industrial automation equipment. These products and control systems are sold to machine manufacturers who then incorporate them into their machines which are sold to the end user. The end users are typically automated, high volume electronic circuit and component manufacturers located in all parts of the world.

(c) Corporate Developments

          Due to the nature of its business, which requires close working relationships with its customers, ORS has always depended on a few major customers that could be supported by its engineering department. The principal customer, accounting for 73% of ORS' sales in 1997, indicated in mid-year of 1998 that due to economic conditions in the Asian market, the demand for its machines decreased. As a result, sales of machine vision and control systems to this customer were delayed in the third quarter of 1998. In the fourth quarter of 1998, this customer was acquired by a large multinational corporation and ORS is presently in the process of building a relationship with this potential new and larger customer. Since the market for the Company's products is highly competitive, there is no assurance that the Company will be successful in establishing this relationship.

          On February 1, 1999, the Internal Revenue Service accepted ORS' Offer in Compromise relating to priority tax claims that were set forth in ORS' Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code dated April 18, 1991 ("Reorganization Plan"). On February 10, 1999 ORS paid $236,000 to the Internal Revenue Service to settle its priority tax claims.

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

          With these capabilities, ORS's products currently in production are used to provide guidance information to automatic precision machinery, primarily in the electronics manufacturing area.

(e) Products

          Since 1986, ORS has concentrated its resources in refining and expanding guidance applications for screen printers used in the manufacture of electronic circuit boards and micro-circuit printing on ceramic substrates. The resulting units have high processing speeds with the flexibility to make them cost-effective in the factory environment. ORS' principal product in this area is "i-lign", which automatically and precisely positions patterned materials for further processing such as printing, and for other processing with various machine tools. We believe that our technical expertise combined with our industrial "solution" experience enable us to offer quality products at competitive prices to meet customer needs in the electronics and other manufacturing industries.

          ORS intends to expand the market niches in which it has demonstrated technical and marketing capability, namely alignment systems and machine control applications. In these markets, ORS will emphasize the factory-ready nature of its products and its experience in automation in the electronics industry, to provide a cost-justified return to both equipment manufacturers and end user customers.

(f) Manufacturing

           ORS assembles its vision and control products entirely from electronics and other components purchased from nonaffiliated supply sources. The major components of the products (cameras, display devices, microcomputers, controls, mechanical assemblies and cabinets) are available from various sources. To these, ORS adds its proprietary software and graphical user interfaces.

(g) 1998 Sales & Recent Backlog

          ORS sells its products principally to manufacturers of automation equipment for the electronics industry. Sales of $1,298,536 were up 10.5% from 1997 sales of $1,175,584. Two customers accounted for almost all of the total sales for these periods.

          As of March 1, 1999, ORS had unfilled orders for products totaling $480,822. Of this total backlog, approximately 75% is based on purchase orders from one customer scheduled to be delivered in 1999. This compares with the backlog of $609,210 on March 1, 1998. The decrease in backlog reflects the shift in sales, ORS' principal customer being acquired and the building of a new relationship with a principal customer.

(h) Patents and Trademarks

          ORS holds United States Patent No. 3,877,019, titled "Photo-measuring Materials Device for Computer Storage of Photographic and Other Materials", granted April 8, 1975; No. 3,908,078, titled "Method and Apparatus for Digital Recognition of Objects Particularly Biological Materials", granted September 23, 1975; No. 4,613,269, titled "Robotic Acquisition of Objects By Means Including Histogram Techniques", granted September 23, 1986 and No. 4,642,813, titled "Electro-Optical Quality Control Inspection of Elements on a Product", granted February 10, 1987. Although ORS relies primarily on its technological know-how and expertise in the field of machine vision, some products are nevertheless based, in part, on the technology underlying these patents. No assurance can be given as to the validity and scope of the protection provided by these patents.

          ORS holds and uses several registered trademarks. "ORS" is used as a general identifying symbol in respect of its Products. "i-bot" is used in conjunction with systems when adapted for use with industrial robots and the related electronic grippers. "FLEXVISION" identifies a flexible image computer. The alignment products are identified by "i-lign" and circuit board inspection systems are identified by "i-flex". ORS has also copyrighted critical software.

(i) Product Development

          During fiscal years 1998 and 1997 ORS expended approximately $173,500 and $223,000 respectively, on software and product development activities. The product development in 1998 concentrated on making a Windows(TM) compatible Graphical User Interface (GUI) with modules linked through Object Linking and Embedding (OLE) technology. Existing software was modified to run 32 bit versions on the Windows NT(TM) operating system using Visual Basic 6 and C++6.0 programming languages. These object oriented programming techniques allow for maximum reusable code to rapidly meet customized applications for new and existing customers. Sales of programmable machine control packages decreased to 14.3% of total sales in 1998 as compared to 16.7% of total sales in 1997.

          Windows(TM) and Windows NT(TM) are trademarks of the Microsoft Corporation.

(j) Competition

          ORS believes that there are a substantial number of competitors in the automatic machine vision identification, inspection and control markets in which ORS' products compete. Recently several of these competitors have merged to improve their market position. There are several products now available that perform functions similar to those performed by existing ORS products and those that ORS intends to produce. Presently the field appears to be dominated by a few companies, the most prominent being Cognex, Robot Vision Systems, Electro Scientific Industries and Omron Electronics. These companies possess financial resources and research and development staffs far greater than those of ORS.

(k) Employees

          At December 31, 1998, ORS had 6 employees. ORS also engages consultants from time to time to provide specialized expertise in areas in which it is uneconomical to utilize full-time employees. ORS enjoys good relations with its employees.

(l) Impact of Year 2000

          A Year 2000 problem may occur when a computer program was written using two digits rather than four to define the applicable year. If a computer program with date sensitive functions is not Year 2000 compliant, it might recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a disruption of operations by a temporary inability to process transactions or send invoices or engage in other normal business activities.

          Although ORS' products do not use date information for operation, current products have been tested and are Year 2000 compliant. Older systems, delivered prior to 1996, may or may not be Year 2000 compliant. However, since date information is not required for operation, the compliance issue relating to these products is not significant. Internal accounting systems have been checked and are Year 2000 compliant. Management believes that the likelihood of a material adverse impact due to problems with internal programs or products sold to customers is remote.

          The Year 2000 issue does create risk for ORS from unforeseen problems from third parties such as banks and financial institutions.

Item 2.  Description of Property

          ORS leases 7,695 square feet of office and engineering space at 402 Wall Street, Princeton, New Jersey 08540, pursuant to a three year lease commencing on September 1, 1997 and ending August 31, 2000 at the following base rents:

      9/01/97 - 8/31/98    $3,848 per month
      9/01/98 - 8/31/99    $4,008 per month
      9/01/99 - 8/31/00    $4,168 per month

The monthly base rent does not include tenant's share of operating expenses which currently amount to $2,245 per month. ORS does not anticipate any difficulty in extending the lease if it so desires.


Item 3. Legal Proceedings

          There are no known legal actions in which ORS is a party.

Item 4.  Submission of Matters to a Vote of Security Holders

          None

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

          On October 15, 1986, ORS' common stock was delisted from NASDAQ for failure to meet the minimum capital and surplus requirements of the NASD By-Laws. Since there are no market makers for ORS' stock, trading, if any, has been sporadic. As of December 31, 1998 there were 532 holders of record of ORS' common stock.

          ORS has neither declared nor paid any dividends on its shares of Common Stock or Preferred Stock since its inception. Any decision as to the future payment of dividends will depend on the earnings and financial position of ORS and such other factors as the Board of Directors deems relevant. ORS anticipates that it will retain earnings, if any, in order to finance the development and expansion of its business.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The table below presents selected financial data for ORS for the past two years.

  Results of Operations
For The Year Ended December 31,         1998                  1997
-------------------------            ----------             ---------
 Operating Revenues                  $ 1,298,536            $ 1,175,584

 Income From Operations                  213,671                 92,833

 Net Income                              244,256                 58,985

 Net Income per Share of
   Common Stock                            0.00                   0.00

 Financial Position at
    December 31,

 Total Assets                        $   969,245            $  725,244

 Total Liabilities                       763,055               763,310

 Shareholder's Equity (Deficit)          206,190              (38,066)

     As discussed in the notes to the financial statements, a significant portion of ORS' sales are to two major customers. Any substantial decrease in sales to either of these two customers could have a material effect on ORS' results of operations and financial condition.

     The cost of the components for ORS' products (primarily electronic components) has been decreasing in recent years, whereas the capacity and capability of such items have been increasing. However, ORS increases its software emphasis, product development labor costs will likely increase in the future, but the labor component included in product costs will decrease. Therefore, ORS must increase the sales of its products and improve margins in order to generate sufficient cash to continue operations.

     Results of Operations

     Comparing the results of operations of 1998 with 1997, sales of $ 1,298,536 increased approximately 10.5% from 1997 sales of $ 1,175,584. Approximately 87.2% of the sales in 1998 were related to "i-lign" and "u-lign" vision alignment products compared with 82.7% of sales in 1997. One customer, Affiliated Manufacturers, Inc., ("AMI"), which has a controlling interest in ORS, accounted for 31% of the sales in 1998 compared with 26% of sales in 1997.

     The gross profit increased from 34.1% of sales in 1997 to 37.9% for 1998. Administrative, Marketing and General expenses decreased 9.6% to $278,544 for 1998 as compared to $308,210 for 1997. This decrease was primarily due to the departure of ORS' marketing manager in mid-year and a replacement hired late in the year.

     Software and product development expense decreased 22.2% to $173,500 in 1998 compared to $223,000 in 1997. This decrease was primarily due to the resignation of a software engineer and the inability of ORS to find a suitable replacement. ORS expects to continue product development at the current rate, to enhance its current products and for the development of new products.

     The income from operations for the year ended December 31, 1998 was $213,671, as compared to income from operations of $92,833 for the year ended December 31, 1997. In 1998, ORS had "Other Income" of $54,370 as compared to "Other Expenses" of $40,257 in 1997. Other income in 1998 reflects $83,239 of income reported as a result of ORS settling priority tax claims with the Internal Revenue Service in February 1999. As a result, ORS had net income before provision for income taxes of $268,041 for 1998, as compared to net income before provision for income taxes of $52,576 for 1997. At December 31, 1998 there were no remaining state net operating loss carryforwards, resulting in a provision of $23,785 for state income tax in 1998. Net income for 1998 was $244,256 as compared to $52,576 for 1997. There was no provision for federal income taxes as a result of ORS' net operating loss carryforwards.

     Liquidity and Capital Resources

     In 1998, operating activities provided $65,371 and investing activities used $98,462 for the purchase of equipment, and short term investments compared to cash provided by operations of $268,228, and cash used in investing activities of $6,991. As a result, ORS had a net decrease in cash in 1998 of $33,091 which resulted in cash on hand at December 31, 1998 of $396,599. The decrease of cash in 1998 was due largely to the increase in investing activities and an increase in accounts receivable.

     On February 1, 1999, the Internal Revenue Service accepted ORS' Offer in Compromise relating to priority tax claims that were set forth in ORS' Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code dated April 18, 1991 ("Reorganization Plan"). On February 10, 1999 ORS paid $236,000 to the Internal Revenue Service to settle its priority tax claims.

     Total stockholder's deficit of $38,066 in 1997 changed to a stockholder's equity of $206,190 in 1998 as a result of ORS' net income of $244,256 for the year ended December 31, 1998.


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


Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

        None

                                 Part III

Item 9.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are:

       Name               Positions with registrant   Has served as
                         and age as of March 1, 1999  director since
Edward Kornstein         Chairman of the Board           1991
                         Chief Executive Officer
                         and Treasurer, 69

William Trautman            Director, 59                 1987

Howard W. Imhof             Director, 56                 1997

Patricia Newbill            Secretary, 66                ----

          Edward Kornstein, Chairman of the Board, Chief Executive Office, Treasurer and Director. Mr. Kornstein has been President of ORS since February 1987, Director since 1991, and Chairman of the Board and Treasurer since 1997. From 1978 to 1987, he held various management positions with ORS. Prior to joining ORS, Mr. Kornstein was the owner of Kortron, a consulting firm, and previously held executive and management positions with Optel Corporation and RCA.

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

             Howard W. Imhof, Director. Mr. Imhof was President, Chief Operating Officer and Director of Affiliated Manufacturers, Inc. from 1997 to 1999. Previously he has held positions as chief operating officer, chief executive officer, and in other international sales and marketing management positions in the electronic materials industry. Mr. Imhof is a co-founder of Heraeus Cermalloy's Electronic Materials Division and served for several years in a number of top management positions.

          Patricia M. Newbill, Secretary. Ms Newbill was elected Secretary of the Company in 1997 and is currently Secretary of Affiliated Manufacturers, Inc. Ms Newbill is an Administrative Assistant at Affiliated Manufacturers, a position she has held since 1987.

Item 10.  Executive Compensation

     The following summary compensation table sets forth all compensation paid by the Company during the fiscal years ended December 31, 1998, 1997 and 1996 in all capacities for the accounts of the Chief Executive Officer (CEO) and President.

     Name and Principal                  Annual           Restricted
         Position           Year      Compensation      Stock Awards
     -------------------    -----      ----------         ----------
Benson M. Austin,  CEO       1997          0                  0
                             1996          0                  0
Edward Kornstein, President  1998       $ 54,290              0
                             1997       $ 49,920              0
                             1996       $ 68,363              0

     Directors do not receive any remuneration for their services as such. The Company does not have a pension plan.

                               Stock Options

     Under the terms of the Reorganization Plan confirmed in 1991, all options and warrants then outstanding were canceled. Since then, no options or warrants have been granted.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth the number and percentage of the shares of ORS' voting stock owned as of March 1, 1999 by all persons known to ORS who own more than 5% of the outstanding number of such shares, by all directors of ORS, and by all officers and directors of ORS as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                               Common Stock

  Title                      Number of Shares             Percent
 of Class       Name         Beneficially Owned           of Class
----------     -------       --------------------         -------
  Common  Affiliated           13,076,250                  65.2%
          Manufacturers Inc.
          U.S.Highway 22, P.O.
          Box 5049 North
          Branch, NJ 08876

  Common  Edward Kornstein         320,064                  1.6%
          Chairman, CEO,
          Director,
          ORS Automation, Inc.
          402 Wall Street
          Princeton, NJ 08540
                                _________________          _______

  Common  All Directors and        320,064                   1.6%
          Officers as a group

Affiliated Manufacturers, Inc.'s holdings includes 1,076,250 shares of Common Stock, $0.01 par value, and 12,000,000 shares of Class A Common Stock, $0.0035 par value. The ORS Class A Common Stock has the same rights and preferences as the ORS' Common Stock, $0.01 par value.

                       Series A Preferred Stock

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

Item 12. Certain Relationships and Related Transactions

     Affiliated Manufacturers, Inc., a principal shareholder of ORS, currently holds a first priority secured note from ORS. As of December 31, 1998, the principal amounted to $166,102 and the accrued interest, which is being calculated using simple interest on a quarterly basis at a rate of 12% per annum, amounted to $269,080. No payments were made to Affiliated
Manufacturers, Inc. in 1998 and 1997.

     Sales to Affiliated Manufacturers, Inc. for the years ended December 31, 1998 and 1997 were $396,381 and $310,619, respectively. The sales represent approximately 31% and 26%, respectively, of the total sales of ORS for those years. At December 31, 1998 and December 31, 1997, accounts receivable from Affiliated Manufacturers, Inc. amounted to $140,102 and $64,711, respectively.

                                 PART IV


Item 13.  Exhibits List and Reports on Form 8-K

     (a) Exhibits

        See Page 14 for a List of Exhibits.

     (b)  Reports on Form 8-K

                  None

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

    By:     /s/ Edward Kornstein        Dated:  March 26, 1999
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

             Name                Date          Position with Registrant
          ------------        ------------      -----------------------

  /s/ Edward Kornstein         3/26/99          Chairman, CEO, Treasurer

                                                (Chief Financial Officer)
  -----------------------------------------------------------------------
  /s/ Howard W. Imhof          3/26/99           Director

 ------------------------------------------------------------------------

  /S/ William Trautman         3/26/99           Director

 -----------------------------------------------------------------------

                          ORS AUTOMATION, INC.

                          FINANCIAL STATEMENTS

                            DECEMBER 31, 1998

                            ORS AUTOMATION, INC.
                     CONTENTS TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
               -----------------------------------------------------

                                                             Page
                                                          ---------



Independent Auditors' Report                                 F-3

Balance Sheet                                                F-4
December 31, 1998

Statements of Operations                                     F-5
For the Years Ended December 31, 1998 and 1997

Statements of Stockholders' Deficit                          F-6
For the Years Ended December 31, 1998 and 1997

Statements of Cash Flows                                     F-7
For the Years Ended December 31, 1998 and 1997

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





INDEPENDENT AUDITORS' REPORT


To the Board of Directors,
ORS Automation, Inc.:

We have audited the accompanying balance sheet of ORS Automation, Inc. as of December 31, 1998, and the related statements of income, stockholders' equity (deficit) and cash flows for the years ending December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORS Automation, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the years ended December
31, 1998 and 1997 in conformity with generally accepted accounting principles.



Withum, Smith & Brown
Flemington, NJ
January 25, 1999
  except as to Note 4, which is as of February 1, 1999

                            ORS AUTOMATION, INC.
                               BALANCE SHEET
                             DECEMBER 31, 1998

                           ASSETS
Current Assets:
        Cash and cash equivalents                             $   396,599
        Short-term investments                                     81,434
        Accounts receivable, net of an allowance
           for doubtful accounts of $0                            360,639
        Inventory, net                                            108,496
        Prepaid expenses                                            2,282
                                                                 ____________
                   Total Current Assets                           949,450

Property and Equipment, Net                                        19,795
                                                                 -----------

                 TOTAL ASSETS                                 $   969,245
                                                                ===========

             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
        Accounts payable and accrued expenses                 $    41,194
        Income taxes payable                                       23,500
        IRS priority tax claims payable                           236,000
                                                                  --------
                    Total Current Liabilities                     300,694

Long-term Liabilities:
        State priority tax claims payable - principal              12,650
        State priority tax claims payable - interest               14,529
        Note payable - related party                              166,102
        Accrued interest payable - related party                  269,080
                                                                  --------
                    Total Liabilities                             763,055

Stockholders' Equity:
       Preferred stock                                             10,000
       Common stock                                               122,824
       Capital in excess of par value                          24,914,163
       Accumulated deficit                                    (24,840,797)
                                                                -----------
                 Total Stockholders' Equity                       206,190
                                                                -----------

                 TOTAL LIABILITIES AND STOCKHOLDERS'
                        EQUITY                                $   969,245
                                                               ============



The Notes to Financial Statements are an integral part of these statements
                                   F-4

                          ORS AUTOMATION, INC.
                       STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                          1998                 1997
                                         -------              -------
Sales, Net                               $  1,298,536          $  1,175,584

Cost of Goods Sold                            806,321               774,541
                                              ---------          ---------
Gross Profit                                  492,215               401,043

Administrative, Marketing and
 General Expenses                             278,544               308,210
                                             ----------           ----------
Income From Operations                        213,671                92,833

Other Income (Expense):
      Interest income                          16,289                 9,209
      Change in estimate of IRS
        priority tax claims payable            83,239                  --
      Interest expense                        (36,274)              (36,274)
      Depreciation                             (8,884)               (6,783)
      Inventory obsolescence                      --                 (6,409)
                                                ---------          ----------
        Total Other Income
        (Expense), Net                         54,370               (40,257)
                                             ----------             ---------

Income Before Provision for
       Income Taxes                           268,041                52,576

Provision for Income Taxes                     23,785                  --
                                             ----------             --------
Net Income                               $    244,256          $     52,576
                                           -------------         -------------

Basic Earnings Per Common Share          $        .01          $       NIL
                                            -------------       --------------
Common Shares Used in Computing
  Basic Earnings Per Common Share          20,082,433            20,082,433
                                          =============         ============




The Notes to Financial Statements are an integral part of these statements
                                 F-5

                          ORS AUTOMATION, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                        Preferred Stock           Class A Common Stock
                      Shares    Par Value          Shares    Par Value
                    ---------   --------       -----------  -----------
Balance at
Dec. 31, 1996      1,000,000      $  10,000     12,000,000     $  42,000

Net Income             -               -            -               -

Balance at        ------------      --------    ----------      --------
Dec. 31, 1997      1,000,000         10,000     12,000,000        42,000

Net Income             -              -             -               -

Balance at
Dec. 31, 1998      1,000,000      $  10,000     12,000,000     $  42,000
                  ============    ==========    ===========    ==========

                Common Stock       Capital in    Accumulated      Total
              Shares    Par Value  Excess of Par   Deficit      Stockholders
                                    Value                          Equity
            ---------   --------   -----------  -----------  ------------
Balance at
Dec. 31, 1996   8,042,760  $  80,428  $24,914,163 ($25,137,629) ($ 90,642)

Net Income                                             52,576      52,576

Balance at      --------   --------   ---------   --------      ------------
Dec. 31, 1997   8,082,443     80,824   24,914,163  (25,085,053)   (38,066)

Net Income          -           -          -           244,256    244,256

Balance at
Dec. 31, 1998   8,082,443  $  80,824   24,914,163 ($24,840,797)  $206,190
                =========  ========== =========== ============  ==========

















The Notes to Financial Statements are an integral part of these statements

                            ORS AUTOMATION, INC.
                          STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                       1998           1997
Cash Flows From Operating Activities:
     Net income                                $    244,256    $    52,576
     Adjustments to reconcile net
      income to net cash provided
      by operating activities:
     Depreciation                                     8,884          6,783
     Change in estimate on IRS
      priority tax claims payable                   (83,239)           --

Cash provided by (used in) changes in:
     Accounts receivable, net                      (177,087)       188,535
     Inventory, net                                 (11,730)        (3,311)
     Prepaid expenses                                 1,303           (715)
     Accounts payable and accrued
        expenses                                     23,210         (11,914)
     Income taxes payable                            23,500            --
     Priority tax claims payable
        interest                                     16,342          16,342
     Accrued interest payable
        related party                                19,932          19,932
                                                   ---------       ---------
       Net Cash Provided by Operating
          Activities                                 65,371         268,228

Cash Flows From Investing Activities:
     Purchase of property and
       equipment                                    (17,028)         (6,991)
     Increase in short-term
       investments                                  (81,434)            --
                                                   ----------      ----------
          Net Cash Used By
           Investing Activities                     (98,462)         (6,991)
                                                   ----------       ---------
Net Increase (Decrease) in Cash
   and Cash Equivalents                             (33,091)        261,237
Cash and Cash Equivalents at the
   Beginning of the Year                            429,690         168,453
                                                    --------       ---------
Cash and Cash Equivalents at the
   End of the Year                             $    396,599    $    429,690
                                                =============== ============

Supplemental Disclosure of Cash Flow Information:

                                                1998                 1997
     Cash paid during the period for:
                    Interest                    $     --           $     --
                    Income taxes                $     --           $     --



The Notes to Financial Statements are an integral part of these statements

                         ORS AUTOMATION, INC.
                      NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------
Note  1 - Summary of Significant Accounting Policies:
         A.  Nature of the Business
                 ORS Automation, Inc. is primarily engaged in the production and sales of microcomputer based hardware and software vision products for automatic control of industrial processes.
The products are supplied as sub-assemblies or add-ons to machine manufacturers, who incorporate these products into their equipment.

         B.  Cash Equivalents
                 Cash and cash equivalents include cash on hand and in the bank as well as all short-term securities held for the primary purpose of general liquidity. Such securities normally mature within three months from the date of acquisition.

         C. Short-Term Investments
                 Short-term investments consist of a CD with an original maturity of 3-6 months, which is stated at cost, plus accrued interest, which approximates market.

         D.  Concentration of Credit Risk
                 The Company maintains its cash and cash
equivalents in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these banks.

                 Other financial instruments which potentially subject the Company to credit risk consist of accounts receivable. The deterioration of the financial condition of one of the Company's major customers could adversely impact the Company's operations and financial condition (See Notes 8 and 9).

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

                         ORS AUTOMATION, INC.
                      NOTES TO FINANCIAL STATEMENTS

Note  1 - Summary of Significant Accounting Policies (Cont'd):
         H.  Significant Risks and Uncertainties
                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

         J.  Fair Value of Financial Instruments:
                 The carrying amounts of cash, accounts
receivable, IRS priority tax claims payable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

                 It was not practical to estimate the fair value of the state priority tax claims payable and note payable to related parties. See Notes 4 and 7, respectively, for additional information concerning such financial instruments.

         K.  Effect of New Accounting Pronouncements
                 During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Comprehensive Income". The standard is effective for years beginning after December 15, 1997. The Company adopted this standard but because it has no other FAS 130 items of comprehensive income, except net income, no change in presentation was required.

                 In June 1998 the FASB issued SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards requiring that

                     ORS AUTOMATION, INC.
                    NOTES TO FINANCIAL STATEMENTS

Note  1 - Summary of Significant Accounting Policies (Cont'd):
         K. Effect of New Accounting Pronouncements (Cont'd) every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item. The adoption of SFAS 133 is expected to be immaterial to the Company's financial position and results of operations.

Note  2 - Inventory:

        Inventory consists of the following at December 31, 1998:
                Materials                        $208,357
                Work in process                     5,389
                Finished goods                     28,745
                                                  --------
                          Total                    242,491

                Less: Allowance for obsolescence   133,995
                                                 ---------
                          Total Inventory         $108,496
                                                 ==========

Note  3 - Property and Equipment:

        The major classifications of property and equipment are summarized as follows at December 31, 1998:

                  Equipment                       $264,929
                  Furniture and fixtures            72,090
                                                  ---------
                           Total                   337,019
                  Less accumulated depreciation    317,224
                                                  ---------
                  Property and Equipment, net     $ 19,795

        Depreciation expense charged to operations amounted to $8,884 and $6,783 for years ended December 31, 1998 and 1997, respectively.

Note  4 - Priority Tax Claims Payable:
        On February 1, 1999 the Internal Revenue Service accepted an Offer of Compromise from the Company for their priority tax claims payable. The settlement called for the Company to pay $236,000. A change in estimate of $83,239 was recorded as other income in the accompanying 1998 income statement.

        As of December 31,1998, a priority tax claim still exists for various state taxing authorities. The principal amount due on this payable is $12,650 with interest accruing on the unpaid balance at a statutory rate of 9% amounting to $14,529.

                       ORS AUTOMATION, INC.
                    NOTES TO FINANCIAL STATEMENTS

Note  5 - Preferred and Common Stock:
       The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are issued and outstanding at December 31, 1998 and 1997, respectively. No dividends have been declared by the Board of Directors. This preferred stock has no liquidating preferences.

       The common stock of the Company has a par value of $.01 per share, 10,000,000 shares have been authorized and 8,267,889 have been issued. As of December 31, 1998 and 1997, 8,082,443 shares are outstanding. The difference between issued and outstanding shares represent shares that have been canceled pursuant to the Company's April 8, 1991 Plan of Reorganization.

       The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are issued and outstanding at December 31, 1998 and 1997.

       Both common stock and Class A common stock have the same voting rights.

Note  6 - Earnings Per Share:
       The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" beginning with the fourth quarter of 1997. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share would be computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to other outstanding options, warrants, etc. to purchase common stock. For the years ended December 31, 1998 and 1997, the Company had no such potential dilutive securities, hence, only basic earnings per share as presented.

Note  7 - Related Party Transactions:
       As of December 31, 1998 and 1997, Affiliated Manufactures, Inc. (AMI) controlled approximately 13 percent of the outstanding common stock, 100 percent of the outstanding Class A - common stock, which collectively represents approximately 65% of the outstanding common stock, and 100 percent of the outstanding preferred stock of the Company.

       A.  Note Payable
         The Company currently owes AMI a note payable plus accrued interest. This is a first priority secured claim. The principal amounted to $166,102 at December 31, 1998. Accrued interest is being calculated using simple interest at a rate of 12% per annum and amounted to $269,080 at December 31, 1998. Per a stipulation in the Company's April 8, 1991 Plan of Reorganization, no payment of this secured claim shall be made until all other bankruptcy claims have been paid in full or there

                        ORS AUTOMATION, INC.
                  NOTES TO FINANCIAL STATEMENTS

Note  7 - Related Party Transactions (Cont'd):
is an event of default under the plan. Since the state tax claims are still outstanding, the Company has classified this as a long-term liability. Interest expense as a charge to operations in 1998 and 1997 was $19,932 per year.

       B.  Sales and Accounts Receivable
           Sales to AMI for the years ended December 31, 1998 and 1997 were $396,381 and $310,619, respectively, which represented
31% and 26% of net sales. Accounts receivable from this related party as of December 31, 1998 was $140,102 representing
39% of accounts receivable.

Note 8 - Major Customer:
       The following summarizes the non-related party sales and the percentage to total sales for the Company's major customer for years ended December 31:

                              Sales       Percent
                             -------      --------
    1998                   $  861,963      66%
    1997                   $  858,681      73%

       This major customer's accounts receivable balance is approximately $220,537 at December 31, 1998.

Note 9 - Income Taxes:

          The provision for income taxes consist of the following for the year ended December 31:

                                          1998            1997
                                       --------          --------
      Federal - current               $    --         $      --
      State - current                    23,785              --
      Deferred                           91,134           17,876
      Benefit of net operating
        loss carryforwards              (91,134)         (17,876)
                                       ----------        --------
            Total                     $  23,785        $    --
                                      ===========      ==========

The reconciliation of income tax expense computed at the U.S.
federal statutory rate to the provision for income taxes is as follows for the year ended December 31:

                                         1998             1997
                                       --------         -------
      Tax at U.S. statutory rate       $ 91,134        $ 17,876
      Change in valuation allowance     (91,134)        (17,876)
      State tax expense                  23,785            --
                                         -------        --------
       Provision for income taxes      $ 23,785         $   --
                                       =========       =========

                       ORS AUTOMATION, INC.
                 NOTES TO FINANCIAL STATEMENTS

Note 9 - Income Taxes (Cont'd):

The Company has federal net operating loss carryforwards of approximately $16,397,000 and federal unused tax credits of approximately $14,000 which are available to offset federal income taxes. These carryforwards and credits expire between the years 1999 and 2010. At December 31, 1998, there were no remaining state net operating carryforwards.

       Deferred income taxes are summarized as follows at December 31, 1998:

         Deferred tax asset:
           Federal net operating loss
           & tax credit carryforwards          $ 5,542,000
         Valuation allowance                    (5,542,000)
                                               -------------
             Net deferred tax asset            $     0
                                               ==============

       During the year ended December 31, 1998, the Company's valuation allowance declined by $1,506,000 due to the utilization of net operating loss carryforwards as well as the expiration of state carryforwards. As seen in the above table, any future tax benefit which may result from utilization of these net operating loss carryforwards has been fully reserved for.

 Note 10 - Lease Commitments:
       The Company conducts its operations in approximately 7,700 square feet of an office building. The amended lease is for a three-year period commencing September 1, 1997 and expiring August 31, 2000. The monthly base rent is $3,848 for the first year, $4,008 for the second year and $4,168 for the third year, all of which do not include the tenants share of operating expenses. Rent expense for the years ending December 31, 1998 and 1997, including taxes, insurance and maintenance reimbursements, amounted to $75,514 and $70,625, respectively.

       Future minimum rentals on the above lease for the years ending after December 31, 1998 are as follows:

               1999                     $  48,741
               2000                        33,345
                                          --------
                Total                   $  82,086
                                         ==========