Form 10QSB
period 1999-03-31
ORS AUTOMATION INC
filed 1999-05-28
CIK 350524

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

              For the quarterly period ended   March 31, 1999

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

     As of March 31, 1999, 8,082,443 shares of the registrants
Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Format.  Yes   No /X/

----------------------------------------------------------------
----------------------------------------------------------------

                            ORS AUTOMATION, Inc.

                            INDEX TO FORM 10-QSB
                               March 31, 1999

                                                             Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - March 31, 1999                 3

      Unaudited Statements of Operations and Accumulated
                Deficit for the Three Months Ended
                March 31, 1999 and 1998.                       4

      Unaudited Statements of Cash Flows for the Three
                Months Ended March 31, 1999 and 1998.          5

      Notes to Financial Statements.                           6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.
7,8

Part II - Other Information                                    8

Signatures                                                     9

                              ORS AUTOMATION, INC.
                            UNAUDITED BALANCE SHEET
                                 MARCH 31, 1999

           ASSETS

Current Assets:
   Cash                                             $    181,537
   Accounts receivable                                   428,377
  Inventory, net                                         142,371
   Prepaid expenses                                        1,877
                                                         --------
           Total Current Assets                          772,519

Property and Equipment, net                               18,357

           TOTAL ASSETS                             $    772,519
                                                         ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses            $     39,663
   Income taxes payable                                   28,000
                                                        ---------

           Total Current Liabilities                      67,663

Priority tax claims payable - interest                    14,816
Priority tax claims payable - Principal                   12,650
Note payable - related party                             166,102
Accrued interest payable - related party                 274,063
                                                        ---------
             Total Liabilities                           535,294

Stockholders' Equity:
   Preferred stock                                        10,000
   Common stock                                          122,824
   Capital in excess of par value                     24,914,163
   Accumulated deficit                               (24,809,762)
                                                       ----------
           Total Stockholders' Equity                    237,225
                                                       ----------
           TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                                 $    772,519

=============







The Notes to Financial Statements are an integral part of this Statement

                               ORS AUTOMATION, INC.
            UNAUDITED STATEMENTS OF OPERATIONS AND ACCUMULATED
DEFICIT
                FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
1998

                                          1999           1998
                                         -------        ------

Sales                                 $    308,197    $
332,869
Cost of Goods Sold                         184,486
202,419
                                         ----------
----------
   Gross Profit                            123,711
130,450

Administrative, Marketing and General
  Expenses                                  82,226
73,964
                                         -----------
----------
Income From Operations                      41,485
56,486

Other (Income) Expense:
  Interest income                           (2,357)
(3,027)
  Interest expense                           5,995
9,057
  Depreciation and amortization              2,312
1,581
                                          ----------
-----------
        Total Other Expense, net             5,950
7,611
                                          -----------
----------

Income Before Provision for Income
   Taxes                                    35,535
48,875
Provision for Income Taxes                   4,500            --

                                           ----------
----------
Net Income                                  31,035
48,875

Accumulated Deficit, Start of Period   (25,840,797)
(25,085,053)
                                       -------------
-------------
Accumulated Deficit, End of Period    $(24,809,762)
$(25,036,178)
                                      =============
===============
Income Per Share of Common Stock      $       .00     $       .00
                                      ==============
===============
Weighted Average Number of Common
    Shares Outstanding                  20,082,443
20,082,443
                                       =============
=============







The Notes to Financial Statements are an integral part of this Statement

                               ORS AUTOMATION, INC.
                        UNAUDITED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
1998

                                              1999           1998
                                            --------
--------
Cash Flows From Operating Activities:
   Net Income                              $    31,035  $
48,875
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
      Depreciation and amortization              2,312
1,581
      Cash provided by (used in) changes in:
        Accounts receivable, net               (67,738)
(178,290)
        Inventory, net                         (33,875)
(11,869)
        Prepaid expenses                           405
2,290
        Accounts payable and accrued expenses   (1,531)
19,393
        Priority tax claims payable-interest   (68,786)
4,074
        Priority tax claims payable-principal (166,927)       --
        Income taxes payable                     4,500        --
        Accrued interest payable-related party   4,983
4,983
                                               ---------
---------
           Net Cash Provided by (Used In)
              Operating Activities            (295,622)
(108,963)

Cash Flows From Investing Activities:
   Purchase of property and equipment             (874)
(4,213)
   Proceeds from sale of short-term
       investments                              81,434        --

                                              ---------
---------
      Net Cash Provided by (used in)
       Investing Activities                     80,560
(4,213)
                                              ---------
---------
Net Decrease in Cash                          (215,062)
(113,176)

Cash at the Beginning of the Period            396,599
429,690
                                            -----------
----------
Cash at the End of the Period             $    181,537  $
316,514
                                          ============
===========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for
      Interest                             $     --     $     --

Income taxes                               $       232  $
180









The Notes to Financial Statements are an integral part of this Statement

                         ORS AUTOMATION, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and
Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of March 31, 1999 and 1998 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months ended March
31, 1999 and 1998 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 1998.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and
1,000,000 shares have been authorized to be issued. All are outstanding at
March 31, 1999.

     The common stock of the Company has a par value of $.01 per share and
10,000,000 shares have been authorized to be issued. As of March
31, 1999,
8,082,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of
$.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at March 31, 1999.

Note 3 - Income Per Share

     Income per share has been computed based upon the weighted average number of shares of the sum of both common stock and Class A common stock outstanding during the period.

                          ORS AUTOMATION, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

GENERAL

In 1996 and 1997, major product development efforts resulted in new "Windows
95" (TM) based vision systems which accounted for approximately 88% of the total sales generated in the three months ending March 31, 1999 as compared to
95% for the three months ended March 31, 1998. In 1998, product development commenced on "Windows NT" (TM) operating systems with the first delivery of a system in the fourth quarter of 1998. This development is continuing in 1999 as ORS Automation, Inc. ("ORS") applies the most current available technology to our product base. The effort to broaden our product base resulted in sales of our new motion controls systems and software amounting to approximately 11% of the sales in the first quarter of 1999. ("Windows 95" and "Windows NT" are trademarks of the Microsoft Corporation)

Although our current products do not require date information for operation, they have been tested and are Year 2000 compliant. Internal computer systems have been tested and no Year 2000 compliant problems are foreseen at this time.

     RESULTS of OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
1998
            COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Sales for the three month period ended March 31, 1999 decreased
7% to $308,197
compared to $332,869 for the comparable period in 1998. This decrease was primarily due to the reduction in sales to a major customer since its acquisition by a competitor and a delay in integrating the previously delivered systems into the new product line. Our gross profit percentage increased slightly to 40% for the three month period ended March 31, 1999 as compared to 39% for the comparable period in 1998.

ORS' administrative, marketing and general expenses increased 11%
to $82,226
for the three month period ended March 31, 1999 as compared to $73,964 for the three month period ended March 31, 1998. This increase was primarily due to increased marketing efforts.

As a result of the foregoing, ORS' income from operations for the three month period ended March 31, 1999 decreased by 27% to $41,485 as compared to $56,486 for the three month period ended March 31, 1998. ORS' tax loss carryforward for the State of New Jersey expired in 1998 resulting in a $4,500 state tax obligation for the first three months of 1999, which further reduced net income to $31,035, or $0.00 per share, for the three month period ended March
31, 1999 as compared to net income of $48,875, or $0.00 per share, for the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

ORS has limited funds to meet its working capital requirements. In the event that operations do not generate funds sufficient to cover cash expenditures, the Company will need to obtain capital from other sources, such as financial institutions or investors. To date we have been unable to obtain any bank financing and there is no assurance that if financing is required, it will be available to the Company.

On February 1, 1999, the Internal Revenue Service accepted ORS'
Offer in
Compromise relating to priority tax claims that were set forth in ORS' Plan of
Reorganization under Chapter 11 of the United States Bankruptcy
Code dated
April 18, 1991 ("Reorganization Plan"). On February 10, 1999, ORS paid
$236,000 to the Internal Revenue Service to settle its priority tax claims including all interest and penalty considerations.

Net cash used in operating activities was $295,622 for the first three months of 1999 as compared to net cash used in operating activities of $108,963 for the comparable period in 1998. The increase in net cash used in 1999 was primarily due to the payment of $236,000 to the Internal Revenue Service as described above, an increase in inventory of $33,875 and an increase in accounts receivable of $67,738, less the net income from operations as adjusted for depreciation and amortization of $33,347. The net cash used in operating activities of $295,622 and the $874 used for equipment purchases and the $81,434 proceeds resulting from converting short-term investments into cash resulted in a cash balance of $181,537 at March 31, 1999.


                       PART II - OTHER INFORMATION

                             NONE

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ORS AUTOMATION, INC.
                           (Registrant)


Date:   May 14, 1999                           /s/ Edward
Kornstein

                                                 Edward Kornstein
                                                   President
                                     (Principal Accounting
Officer)