Form 10QSB
period 1999-06-30
ORS AUTOMATION INC
filed 1999-08-12
CIK 350524

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

           For the quarterly period ended:   June 30, 1999


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

     As of August 6, 1999, 8,082,443 shares of the registrants Common Stock and 12,000,000 shares of Class A Common Stock were outstanding .

     Transitional Small Business Format.  Yes    No  /X/

-------------------------------------------------------------------
-------------------------------------------------------------------

                          ORS AUTOMATION, Inc.


                          INDEX TO FORM 10-QSB
                             June 30, 1999

                                                            Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - June 30, 1999                 3

      Unaudited Statements of Operations and Accumulated
            Deficit for the Three Months and Six Months
            Ending June 30, 1999 and 1998.                    4

      Unaudited Statements of Cash Flows for the Six
            Months Ending June 30, 1999 and 1998.             5

      Notes to Financial Statements.                          6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.              7,8

Part II - Other Information                                   8

Signatures                                                    9

                               ORS AUTOMATION, INC.
                             UNAUDITED BALANCE SHEET
                                  JUNE 30, 1999

       ASSETS

Current Assets:
      Cash                                      $        139,847
      Accounts receivable                                487,934
      Inventory, net                                     144,232
      Prepaid expenses                                     2,351
                                                -----------------
       Total Current Assets                              774,364

Property and Equipment, net                               17,792
                                                -----------------
       TOTAL ASSETS                             $        792,156
                                                =================


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and accrued expenses     $         73,698
                                                -----------------
       Total Current Liabilities                          73,698

Priority tax claims payable - interest                    15,103
Priority tax claims payable - principal                   12,650
Note Payable - related party                             166,102
Accrued interest payable - related party                 279,046
                                                -----------------
       Total Liabilities                                 546,599

Stockholders' Deficit:
     Preferred stock                                      10,000
     Common stock                                        122,824
     Capital in excess of par value                   24,914,163
     Accumulated deficit                             (24,801,430)
                                                -----------------
       Total Stockholders' Equity                        245,557
                                                -----------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY                           $        792,156
                                                =================






The Notes to Financial Statements are an integral part of this statement

                              ORS AUTOMATION, INC.
           UNAUDITED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 1999 AND 1998

                                  Three Months           Six Months
                                 Ended June 30,         Ended June 30,
                              1999           1998      1999           1998
Sales                     $   301,027   $   332,528  $   609,224  $   665,397
Cost of Goods Sold            192,810       200,908      377,296      403,327
                          -----------   -----------  -----------  -----------
    Gross Profit              108,217       131,620      231,928      262,070

Administrative, Marketing
  and General Expenses         93,031        71,423      175,257      145,387
                          -----------   -----------   ----------  -----------
Income From Operations         15,186        60,197       56,671      116,683

Other (Income) Expense:
 Interest income                 (853)       (2,929)      (3,210)      (5,956)
 Interest expense               5,270         9,057       11,265       18,114
  Deprecation and amortization  2,437         1,691        4,749        3,272
                          -----------   -----------   -----------  -----------
    Total Other (Income)
          Expenses, net         6,854         7,819       12,804       15,430
                         -----------    ------------  -----------  -----------

Income Before Provision
       for Income Taxes         8,332        52,378       43,867      101,253
Provision for Income Taxes       --            --          4,500          --
                          -----------   ------------  -----------  -----------
Net Income                      8,332        52,378       39,367      101,253


Accumulated Deficit,
 Beginning of Period      (24,809,762)  (25,036,178) (24,840,797) (25,085,053)
                          ------------  ------------  ----------- ------------
Accumulated Deficit,
 End of Period            (24,801,430)  (25,983,800) (24,801,430) (24,983,800)
                          ============  ============ ===========  ============
Income per share of
    common stock          $      .00    $      .00   $      .00   $      .00
                          ===========   ===========  ============ ============

Weighted Average Number
of Common Shares
Outstanding                20,082,443    20,082,443   20,082,443   20,082,443
                          ===========   ===========  ===========  ===========

The Notes to Financial Statements are an integral part of this statement

                         ORS AUTOMATION, INC.
                 UNAUDITED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                       1999       1998
                                                     --------    --------
Cash Flows From Operating Activities:
  Net Income                                        $   39,367    $  101,253
  Adjustments to reconcile net income to net
    cash (used in) provided by operating
    activities:
     Depreciation and amortization                       4,749         3,272
     Cash provided by (used in) changes in:
       Accounts receivable, net                       (127,295)     (181,644)
       Inventory, net                                  (35,736)      (43,816)
       Prepaid expenses                                   (69)         2,391
       Accounts payable and accrued expenses            32,504        29,707
       Accrued interest payable - related party          9,966         9,966
       Priority tax claims payable - interest          (68,499)        8,148
       Priority tax claims payable - principal        (166,927)         --
       Income taxes payable                            (23,500)         --
                                                    -----------   -----------
         Net Cash Used In Operating Activities        (335,440)      (70,723)

Cash Flows From Investing Activities:
  Purchase of property and equipment                    (2,746)       (5,886)
  Proceeds from sale of short-term investments          81,434           --
         Net Cash Provided By (Used In)             ----------    -----------
           Investing Activities                         78,688        (5,886)
                                                    ----------    -----------
Net Decrease in Cash                                  (256,752)      (76,609)

Cash at Beginning of the Period                        396,599       429,690

Cash at End of the Period                           $  139,847    $  353,081
Cash Flows From Operating Activities:
 Net Income                                         $  101,253    $   85,058
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                        3,272         3,103
    Cash provided by (used in) changes in:
      Accounts receivable, net                        (181,644)       36,680
      Inventory, net                                   (43,816)      (19,726)
      Prepaid expenses                                   2,391            13
      Accounts payable and accrued expenses             29,707        25,313
      Accrued interest payable - priority tax claims     8,148         7,861
      Accrued interest payable - related party           9,966        10,253
                                                    -----------   ------------
         Net Cash (Used in) provided by
          Operating Activities                         (70,723)      148,555
Cash Flows From Investing Activities:
 Purchase of property and equipment                     (5,886)       (4,107)
                                                    -----------   ------------
       Net Cash Used in Investing Activities            (5,886)       (4,107)
                                                    -----------   ------------
Net Increase (Decrease) in Cash                        (76,609)      144,448

Cash at Beginning of the Period                        429,690       168,453
                                                    -----------   -----------
Cash at End of the Period                           $  353,081    $   312,901
                                                    ===========   ============

Supplemental Disclosure of Cash Flow Information:

 Cash paid during the period for:
   Interest                                         $       --    $      --
   Income taxes                                     $      180    $      --







The Notes to Financial Statements are an integral part of this statement

                           ORS AUTOMATION, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of June 30, 1999 and 1998 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months and six months ended June 30, 1999 and 1998 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 1998.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are outstanding at June 30, 1999.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of June 30, 1999, 8,082,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at June 30, 1999.

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



The Notes to Financial Statements are an integral part of this statement

                             ORS AUTOMATION, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

GENERAL

In 1996 and 1997, major product development efforts resulted in new "Windows 95" (TM) based vision systems which accounted for approximately 91% of the total sales generated in the six months ending June 30, 1999. In 1998, product development commenced on "Windows NT"
(TM) operating systems with the first delivery of a system in the fourth quarter of 1998. This development is continuing in 1999 as ORS Automation, Inc. ("ORS") continues to apply the most current available technology to our product base. A development program to upgrade our machine control systems and software to a 32 bit Object Module structure has been undertaken and is anticipated to be completed in the next quarter. The effort to broaden our product base resulted in sales of our machine controls systems and software comprising 8% of the sales in the first half of 1999. ("Windows 95" and "Windows NT" are trademarks of the Microsoft Corporation)

Although our current products do not require date information for operation, they have been tested and are Year 2000 compliant. Internal computer systems have been tested and no Year 2000 compliant problems are foreseen at this time.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

Sales for the three month period ended June 30, 1999 decreased 9.5% to $301,027 compared to $332,528 for the three month period ended June 30, 1998. Sales for the six month period ended June 30, 1999 decreased 8.4% to $609,224 compared to $665,397 for the six month period ended June 30, 1998. This decrease was primarily due to the reduction in sales to a major customer since its acquisition by a competitor and a delay in integrating the previously delivered systems into new product lines. Increased price pressure from customers on standard electronic hardware, such as computer boards, cases, and memory, readily available from other sources, resulted in gross profit percentages of 35.9% and 38.1%, respectively, for the three and six month periods ended June 30, 1999 as compared to 39.6% and 39.4%, respectively, for the three and six month periods ended June 30, 1998.

The Company's administrative, marketing and general expenses increased by 30.3% and 20.5% to $93,031 and $175,257, respectively, for the three and six month periods ended June 30, 1999. This increase was primarily due to increased staffing levels for research and development programs and higher travel and marketing expenses as more efforts were placed on developing new customers.

As a result of the foregoing, ORS' income from operations for the three and six month periods ended June 30, 1999 decreased to $15,186 and $56,671, respectively, as compared to $60,197 and $116,683, respectively, for the three and six month periods ended June 30, 1998. ORS' tax loss carryforward for the State of New Jersey expired in 1998 resulting in a $4,500 state tax obligation for the first six months of 1999, which further reduced net income to $39,367, or $0.00 per share, for the six month period ended June 30, 1999 as compared to net income of $101,253, or $0.00 per share, for the comparable period in 1998.

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

Net cash used in operating activities was $335,440 for the first six months of 1999 as compared to net cash used in operating activities of $70,723 for the comparable period in 1998. The increase in net cash used in 1999 was primarily due to the payment of $236,000 to the Internal Revenue Service as described above, an increase in inventory of $35,736 and an increase in accounts receivable of $127,295, less the net income from operations as adjusted for depreciation and amortization of $44,116. The net cash used in operating activities of $335,440 and the $2,746 used for equipment purchases and the $81,434 proceeds resulting from converting short-term investments into cash resulted in a cash balance of $139,847 at June 30, 1999.

Statements on this Quarterly Report on Form 10-QSB Which expresses that the Company "believes", "anticipates", or "plans to ...", as well as other statements that are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events may differ materially as a result of risks and uncertainties.


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