Form 10QSB
period 1999-09-30
ORS AUTOMATION INC
filed 1999-11-15
CIK 350524

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

              For the quarterly period ended   September 30, 1999

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

     As of October 29, 1999, 8,082,443 shares of the registrant's Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Format.  Yes    No /X/


-------------------------------------------------------------------
-------------------------------------------------------------------

                              ORS AUTOMATION, Inc.


                              INDEX TO FORM 10-QSB
                               September 30, 1999

                                                             Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - September 30, 1999              3

      Unaudited Statements of Operations and Accumulated
                Deficit for the Three and Nine Months
                Ending September 30, 1999 and 1998.             4

      Unaudited Statements of Cash Flows for the Nine
                  Months Ending September 30, 1999 and 1998.    5

      Notes to Financial Statements.                            6

   Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.             7,8

Part II - Other Information                                     8

Signatures                                                      9

PART I   FINANCIAL STATEMENTS

                         ORS AUTOMATION, INC.
                       UNAUDITED BALANCE SHEET
                          SEPTEMBER 30, 1999

                    ASSETS

Current Assets:
        Cash                                        $     217,360
        Accounts receivable                               475,913
        Inventory, net                                    154,812
        Prepaid expenses                                    1,040
                                                    --------------
               Total Current Assets                       849,125

Property and Equipment, net                                16,146
                                                    --------------
               TOTAL ASSETS                         $     865,271
                                                    ==============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable and accrued expenses       $      91,687
                                                    --------------
               Total Current Liabilities                   91,687

Priority tax claims payable - interest                     15,390
Priority tax claims payable - principal                    12,650
Note Payable - related party                              166,102
Accrued interest payable - related party                  284,029
                                                    --------------
               Total Liabilities                          569,858

Stockholders' Equity:
        Preferred stock                                    10,000
        Common stock                                      122,824
        Capital in excess of par value                 24,914,163
        Accumulated deficit                           (24,751,574)
                                                    --------------
              Total Stockholders' Equity                  295,413
                                                    --------------
               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                 $     865,271
                                                    =============









The Notes to Financial Statements are an integral part of this statement

                           ORS AUTOMATION, INC.
         UNAUDITED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
       FOR THE THREE and NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                  Three Months             Nine Months
                               Ended September 30,     Ended September 30,
                              1999           1998      1999           1998
Sales                     $   381,153   $   247,870  $   990,377  $   913,267
Cost of Goods Sold            238,865       177,018      616,161      580,345
                          -----------   -----------  -----------  -----------
    Gross Profit              142,288        70,852      374,216       32,922

Administrative, Marketing
  and General Expenses         81,888        67,654      257,145      213,041
                          -----------   -----------   ----------  -----------
Income From Operations         60,400         3,198      117,071      119,881

Other (Income) Expense:
 Interest income               (1,739)       (5,433)      (4,949)     (11,389)
 Interest expense               5,270         9,057       16,535       27,171
  Deprecation and amortization  2,513         2,807        7,262        6,079
                          -----------   -----------   -----------  -----------
    Total Other (Income)
      Expenses, net             6,044         6,431       18,848       21,861
                          -----------   ------------  -----------  -----------

Income (Loss) Before Provision
        for Income Taxes       54,356        (3,233)      98,223       98,020

Provision for Income Taxes      4,500           --         9,000          --
                          -----------   ------------  -----------  -----------
Net Income (Loss)              49,856        (3,233)      89,223       98,020

Accumulated Deficit,
 Beginning of Period      (24,801,430)  (24,983,800) (24,840,797) (25,085,083)
                          ------------  ------------  ----------- ------------
Accumulated Deficit,
 End of Period            (24,751,574)  (24,987,033) (24,751,574) (24,987,033)
                          ============  ============ ===========  ============
Income per share of
    common stock          $      .00    $      .00   $      .00   $      .00
                          ===========   ===========  ============ ============

Weighted Average Number
of Common Shares
Outstanding                20,082,443    20,082,443   20,082,443   20,082,443
                          ===========   ===========  ===========  ===========









The Notes to Financial Statements are an integral part of this statement

                        ORS AUTOMATION, INC.
                 UNAUDITED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                        1999        1998
                                                       ------     ------
Cash Flows From Operating Activities:
 Net Income                                     $     89,223     $    98,020
 Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                      7,262           6,079
    Cash provided by (used in) changes in:
      Accounts receivable, net                      (115,274)        (71,005)
      Inventory, net                                 (46,316)        (32,011)
      Prepaid expenses                                 1,242           2,918
      Accounts payable and accrued expenses           50,493           1,819
      Accrued interest payable - related party        14,949          14,949
      Priority tax claims payable - interest         (68,212)         12,222
      Priority tax claims payable - principal       (166,927)           --
      Income taxes payable                           (23,500)           --
                                                   ----------       ---------
        Net Cash Used In Operating Activities       (257,060)         32,991

Cash Flows From Investing Activities:
 Purchase of property and equipment                   (3,613)        (17,028)
 Proceeds from sale of short-term investments         81,434            --
        Net Cash Provided By (Used In)             -----------      ----------
                 Investing Activities                 77,821         (17,028)
                                                   -----------      ----------
Net (Decrease) Increase in Cash                     (179,239)         15,963

Cash at Beginning of the Period                      396,599         429,690
                                                -------------    ------------
Cash at End of the Period                       $    217,360     $   445,653
                                                =============    ============


Supplemental Disclosure of Cash Flow Information:

 Cash paid during the period for:
   Interest                                     $        725       $      --
   Income taxes                                 $     23,018       $     485














The Notes to Financial Statements are an integral part of this statement
                                    5


        6                    ORS AUTOMATION, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of September 30, 1999 and 1998 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months and nine months ended September 30, 1999 and 1998 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 1998.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are outstanding at October 29, 1999.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of October 29, 1998, 8,082,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at October 29, 1999.

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














The Notes to Financial Statements are an integral part of this statement

                            ORS AUTOMATION, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

GENERAL

In 1996 and 1997, major product development efforts resulted in new "Windows 95" (TM) based vision systems which accounted for approximately 86% of the total sales generated in the nine months ending September 30, 1999. In 1998, product development commenced on "Windows NT" (TM) operating systems with the first delivery of a system in the fourth quarter of 1998. This development is continuing in 1999 as ORS Automation, Inc. ("ORS") continues to apply the most current available technology to our product base. A development program to upgrade our machine control systems and software to a 32 bit Object Module structure has been undertaken and completion was anticipated in this quarter. However, due to ORS focusing more of its resources on marketing efforts, the completion of this program is anticipated not to occur until the first or second quarter of 2000. The effort to broaden our product base resulted in sales of our machine controls systems and software comprising approximately 12% of the sales in the first nine months of 1999. ("Windows 95" and "Windows NT" are trademarks of the Microsoft Corporation)

Although our current products do not require date information for operation, they have passed the American Megatrends Incorporated Year 2000 Diagnostic Utility test (AMI2000 Version 3.0). No Year 2000 compliant problems are foreseen at this time.

                           RESULTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
       COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

Sales for the three month and nine month periods ended September 30, 1999 increased 53.8% and 8.4% to $381,153 and $990,377, respectively, as compared to $247,870 and $913,267, respectively, for the comparable periods in 1998. This increase in sales revenue was due to the increase in demand for machine vision assemblies from the Company's principal customer who is introducing a new product line of machines utilizing these assemblies.

The gross profit percentage increased to 37.8% for the nine month period ended September 30, 1999 as compared to 36.5% for the nine month period ended September 30, 1998. The gross profit percentage for the three months ended September 30, 1999 increased to 37.3% as compared to 28.6% for the three months ended September 30, 1998.

The Company's administrative, marketing and general expenses increased by 21% to $81,888 from $67,654 and to $257,145 from $213,041, respectively, for the three and nine month periods ended September 30, 1999. This increase was primarily due to the addition of new personnel in engineering development and marketing as sales revenues increased.

The income from operations for the three and nine month periods ended September 30, 1999 was $60,400 and $117,071, respectively, as compared with income of $3,198 and 119,881, respectively, for the three and nine month periods ended September 30, 1998.

The Company had interest income of $1,739 and $4,949, respectively, for the three and nine months ended September 30, 1999 as compared to interest income of $5,433 and $11,389 for the comparable periods in 1998. This decrease in interest income was a result of ORS using $236,000 from interest bearing accounts to settle Internal Revenue Service tax obligations.

The Company had net income of $54,356 and $98,223, respectively, for the three and nine months ended September 30, 1999, as compared to net loss of $3,233 and net income of $98,020, respectively, for the three and nine months ended September 30, 1998. ORS' tax loss carryforward for the State of New Jersey expired in 1998 resulting in a $9,000 state tax obligation for the first nine months of 1999, which further reduced net income to $89,223, or $0.00 per share, for the nine month period ended September 30, 1999 as compared to net income of $98,020, or $0.00 per share, for the comparable period in 1998. Net income after provision for taxes for the three months ended September 30, 1999 was $49,856 as compared to net loss of $3,233 for the comparable three month period in 1998.

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

Net cash used in operating activities was $257,060 for the first nine months of 1999 as compared to net cash provided by operating activities of $32,991 for the comparable period in 1998. The increase in net cash used in 1999 was primarily due to the payment of $236,000 to the Internal Revenue Service as described above, an increase in inventory of $46,316 and an increase in accounts receivable of $115,274, less the net income from operations as adjusted for depreciation and amortization of $96,485. The net cash used in operating activities of $257,060 and the $3,613 used for equipment purchases and the $81,434 proceeds resulting from converting short-term investments into cash resulted in a cash balance of $217,360 at September 30, 1999.

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

                       ORS AUTOMATION, INC.
                           (Registrant)


Date:   November 12, 1999              /s/ Edward Kornstein
                                         Edward Kornstein
                                            President
                                           (Treasurer)