Form 10QSB/A
period 1999-06-30
ORS AUTOMATION INC
filed 1999-11-26
CIK 350524

-----------------------------------------------------------------
-----------------------------------------------------------------

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              _____________

                               FORM 10-QSB/A


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


                          INDEX TO FORM 10-QSB/A
                             June 30, 1999

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
                          ===========   ===========  ===========  ===========

The Notes to Financial Statements are an integral part of this statement
                                 4

                         ORS AUTOMATION, INC.
                 UNAUDITED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                       1999       1998
                                                     --------    --------
Cash Flows From Operating Activities:
  Net Income                                        $   39,367    $  101,253
  Adjustments to reconcile net income to net
    cash (used in) provided by operating
    activities:
     Depreciation and amortization                       4,749         3,272
     Cash provided by (used in) changes in:
       Accounts receivable, net                       (127,295)     (181,644)
       Inventory, net                                  (35,736)      (43,816)
       Prepaid expenses                                   (69)         2,391
       Accounts payable and accrued expenses            32,504        29,707
       Accrued interest payable - related party          9,966         9,966
       Priority tax claims payable - interest          (68,499)        8,148
       Priority tax claims payable - principal        (166,927)         --
       Income taxes payable                            (23,500)         --
                                                    -----------   -----------
         Net Cash Used In Operating Activities        (335,440)      (70,723)

Cash Flows From Investing Activities:
  Purchase of property and equipment                    (2,746)       (5,886)
  Proceeds from sale of short-term investments          81,434           --
         Net Cash Provided By (Used In)             ----------    -----------
           Investing Activities                         78,688        (5,886)
                                                    ----------    -----------
Net Decrease in Cash                                  (256,752)      (76,609)

Cash at Beginning of the Period                        396,599       429,690

Cash at End of the Period                           $  139,847    $  353,081

Supplemental Disclosure of Cash Flow Information:

 Cash paid during the period for:
   Interest                                         $       --    $      --
   Income taxes                                     $   28,018    $      180







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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

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

                       ORS AUTOMATION, INC.
                           (Registrant)



Date:   November 10, 1999                   /s/ Edward Kornstein
                                            Edward Kornstein
                                            President
                                            (Principal Accounting Officer)