Form 10-K
period 1999-12-31
ORS AUTOMATION INC
filed 2000-03-30
CIK 350524

-----------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
           ------------------------------------------------------

                                FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                   SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999
   ______________________________________________________________

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

     State issuer's revenues for its most recent fiscal year:  $1,434,117

     As of March 1, 2000, the aggregate market value of the voting stock
held by non-affiliates of the registrant was:   $66,861.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court. Yes  /X/   No

     As of March 1, 2000, 8,082,443 shares of the registrants Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

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

(c) Corporate Developments

          Due to the nature of its business, which requires close working relationships with its customers, ORS has always depended on a few major customers that could be supported by its engineering department. In the fourth quarter of 1998, ORS' major customer was acquired by a large multinational corporation and subsequently ORS was able to develop a business relationship with this new customer which accounted for 47% of sales in 1999. Since the market for the Company's products is highly competitive and this new customer has its own large vision development engineering department along with a history of complete in-house control and manufacture of critical subassemblies regardless of cost or performance, there is no assurance that the Company will be successful in continuing this relationship.

On February 1, 1999, the Internal Revenue Service accepted ORS' Offer in Compromise relating to priority tax claims that were set forth in ORS' Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code dated April 18, 1991 ("Reorganization Plan"). On February 10, 1999 ORS paid $236,000 to the Internal Revenue Service to settle its priority tax claims. An additional $725 was paid as the Internal Revenue Service claimed interest from February 1 to February 10, 2000.

(d) Company's Technology

          ORS's area of business is machine vision technology which evolved out of digital image processing research conducted in the past two decades. With lower costs and greatly increased speeds made possible by advances in micro-electronics, machine vision became practical for industrial use.

          ORS vision systems are specifically oriented toward the recognition of visual patterns to determine an object's identity, position and quality. This information is used in conjunction with computer-based automation to control processes, machines and production quality. The principal vision products produced by ORS are comprised of a range of proprietary software processing algorithms, signal processors, and peripheral equipment. Where possible, these products utilize commercially available hardware components (e.g. television cameras, analog to digital converters, digital storage devices, display devices and microcomputers).

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

(g) 1999 Sales & Recent Backlog

          ORS sells its products principally to manufacturers of automation equipment for the electronics industry. Sales of $1,434,117 were up 10.4% from 1998 sales of $1,298,536. Two customers accounted for almost all of the total sales for these periods.

          As of March 1, 2000, ORS had unfilled orders for products totaling $510,920. Of this total backlog, approximately 92% is based on purchase orders from one customer scheduled to be delivered in 2000. This compares with the backlog of $480,822 on March 1, 1999.

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

(i) Product Development

          During fiscal years 1999 and 1998 ORS expended approximately $209,570 and $173,500 respectively, on software and product development activities. The product development in 1999 instituted more artificial intelligence in the vision algorithm setups. Using expert system rules-based algorithms, a complete point and click setup wizard allows optimized program settings without requiring vision system expertise on the part of the end user. New vision algorithms were and are continuing to be developed that can be implemented using the latest high-speed microprocessors. These faster microprocessors can now run complex vision algorithms in software that previously would have to been implemented in dedicated hardware. This permits rapid product customization to meet specific needs of customers.

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

(k) Employees

          At December 31, 1999, ORS had 7 employees. ORS also engages consultants from time to time to provide specialized expertise in areas in which it is uneconomical to utilize full-time employees. ORS enjoys good relations with its employees.

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

          Although ORS' products do not use date information for operation, current products have been tested and are Year 2000 compliant. Older systems, delivered prior to 1996, may or may not be Year 2000 compliant. However, since date information is not required for operation, the compliance issue relating to these products is not significant. Internal accounting systems have been checked and are Year 2000 compliant. Management believes that the likelihood of a material adverse impact due to problems with internal programs or products sold to customers is remote. As of March 1, 2000, there has been no indication of any Year 2000 problems.

             The Year 2000 issue does create risk for ORS from unforeseen problems from third parties such as banks and financial institutions. As of March 1, 2000, there has been no indication of any Year 2000 problems.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          None

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

          On October 15, 1986, ORS' common stock was delisted from NASDAQ for failure to meet the minimum capital and surplus requirements of the NASD By-Laws. Since there are no market makers for ORS' stock, trading, if any, has been sporadic. As of December 31, 1999 there were 532 holders of record of ORS' common stock.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The table below presents selected financial data for ORS for the past two years.

  Results of Operations
For The Year Ended December 31,         1998                  1997
-------------------------            ----------             ---------
 Operating Revenues                  $ 1,434,117            $ 1,298,536

 Income From Operations                  204,577                213,671

 Net Income                              164,765                244,256

 Basic Earnings per Common Share          0.01                   0.01

 Financial Position at
    December 31,

 Total Assets                        $   880,908            $  969,245

 Total Liabilities                       509,953               763,055

 Shareholder's Equity                    370,955               206,190

     As discussed in the notes to the financial statements, a significant portion of ORS' sales are to two major customers. Any substantial decrease in sales to either of these two customers could have a material effect on ORS' results of operations and financial condition.

     The cost of the components for ORS' products (primarily electronic components) has been decreasing in recent years, whereas the capacity and capability of such items have been increasing. However, as ORS increases its software emphasis, product development labor costs will likely increase in the future, but the labor component included in product costs will decrease. Therefore, ORS must increase the sales of its products and improve margins in order to generate sufficient cash to continue operations.

     Results of Operations

     Comparing the results of operations of 1999 with 1998, sales of $1,434,117 increased approximately 10% from 1998 sales of $ 1,298,536. Approximately 88% of the sales in 1999 were related to "i-lign" and "u-lign" vision alignment products compared with 87% of sales in 1998. Affiliated Manufacturers, Inc., ("AMI"), which has a controlling interest in ORS, accounted for 27% of the sales in 1999 compared with 31% of sales in 1998.

      The gross profit remained constant at 38% of sales in 1999 and 1998. Administrative, Marketing and General expenses increased 24% to $343,995 for 1999 as compared to $278,544 for 1998. This increase was primarily due to the hiring of a new marketing manager to replace one that departed in mid-year 1998.

     Software and product development expense increased 22% to approximately $209,500 in 1999 compared to approximately $173,500 in 1998. This increase was primarily due to the hiring of a new software engineer to replace one that resigned and the subsequent return to prior years expenditure levels. ORS expects to continue product development at the current rate, to enhance its current products and for the development of new products.

     The income from operations for the year ended December 31, 1999 was $204,577, as compared to income from operations of $213,671 for the year ended December 31, 1998. In 1999, ORS had "Other Expenses" of $24,312 as compared to "Other Income" of $54,370 in 1998. Other income in 1998 reflects $83,239 of income reported as a result of ORS settling priority tax claims with the Internal Revenue Service in February 1999. As a result, ORS had net income before provision for income taxes of $180,265 for 1999, as compared to net income before provision for income taxes of $268,041 for 1998. At December 31, 1999 and December 31, 1998 there were no remaining state net operating loss carryforwards, resulting in a provision of $15,500 for state income tax in 1999 and $23,785 in 1998. Net income for 1999 was $164,765 as compared to $244,256 for 1998. There was no provision for federal income taxes as a result of ORS' net operating loss carryforwards.

     Liquidity and Capital Resources

     In 1999, operating activities used $317,702 and short term investing activities provided $81,434 less $3,613 for the purchase of equipment, as compared to $65,371 provided by operating activities and purchases of short term investments of $81,434 plus purchases of equipment of $17,028 in 1998. As a result, ORS had a net decrease in cash in 1999 of $239,881 which resulted in cash on hand at December 31, 1999 of $156,718. The decrease of cash in 1999 was due largely to the payment of principal and interest on priority tax claims, an increase in inventory to protect the company as various manufacturers gave notice of dropping some critical components, and the payment of state taxes due to the expiration of state tax net operating loss carryforwards.

     On February 1, 1999, the Internal Revenue Service accepted ORS' Offer in Compromise relating to priority tax claims that were set forth in ORS' Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code dated April 18, 1991 ("Reorganization Plan"). On February 10, 1999 ORS paid $236,000 to the Internal Revenue Service to settle its priority tax claims. An additional $725 was paid as the Internal Revenue Service claimed interest from February 1, to February 10, 1999.

     Total stockholder's equity of $206,190 in 1998 increased to a stockholder's equity of $370,955 in 1999 as a result of ORS' net income of $164,765 for the year ended December 31, 1999.


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


Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

        None

                             Part III

Item 9.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are:

       Name               Positions with registrant   Has served as
                         and age as of March 1, 2000  director since
Edward Kornstein         Chairman of the Board           1991
                         Chief Executive Officer
                         and Treasurer, 70

William Trautman         Director, 60                    1987

Howard W. Imhof          Director, 57                    1997

Patricia Newbill         Secretary, 67                   ----

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

          William E. Trautman, Director. Mr. Trautman is Managing Director of The Global Executive Search Division of the Stratford Group, and General Principal in Dupont, White and Stone, a NASD broker dealer. Previously, he held senior
executive positions with several companies including A.T. Kearney,
                                                            Boyden Company,
Moore & Schley Securities, Seatrain Lines, Inc., XM World
                                                            Trade, Litton
Industries and Ford Motor Company.

             Howard W. Imhof, Director. Mr. Imhof is a management consultant and principal in Empire International, a executive search firm. Previously he was President, Chief Operating Officer and Director of Affiliated Manufacturers, Inc. He has also held positions as chief operating officer, chief executive officer, and in other international sales and marketing management positions in the electronic materials industry. Mr. Imhof is a co-founder of Heraeus Cermalloy's Electronic Materials Division and served for several years in a number of top management positions.

          Patricia M. Newbill, Secretary. Ms Newbill was elected Secretary of the Company in 1997 and is currently Secretary of Affiliated Manufacturers, Inc. Ms Newbill is an Administrative Assistant at Affiliated Manufacturers, a position she has held since 1987.

Item 10.  Executive Compensation

     The following summary compensation table sets forth all compensation paid by the Company during the fiscal years ended December 31, 1999, 1998 and 1997 in all capacities for the accounts of the Chief Executive Officer (CEO) and President.

     Name and Principal                  Annual           Restricted
         Position           Year      Compensation      Stock Awards
     -------------------    -----      ----------         ----------
Benson M. Austin,  CEO       1997          0                  0

Edward Kornstein,            1999       $ 55,262              0
   President/CEO             1998       $ 54,290              0
                             1997       $ 49,920              0

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth the number and percentage of the shares of ORS' voting stock owned as of March 1, 2000 by all persons known to ORS who own more than 5% of the outstanding number of such shares, by all directors of ORS, and by all officers and directors of ORS as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

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

Item 12. Certain Relationships and Related Transactions

     Affiliated Manufacturers, Inc., a principal shareholder of ORS, currently holds a first priority secured note from ORS. As of December 31, 1999, the principal amounted to $166,102 and the accrued interest, which is being calculated using simple interest on a quarterly basis at a rate of 12% per annum, amounted to $289,012. No payments were made to Affiliated
Manufacturers, Inc. in 1999 and 1998.

     Sales to Affiliated Manufacturers, Inc. for the years ended December 31, 1999 and 1998 were $382,307 and $396,381, respectively. The sales represent approximately 27% and 31%, respectively, of the total sales of ORS for those years. At December 31, 1999 and December 31, 1998, accounts receivable from Affiliated Manufacturers, Inc. amounted to $250,677 and $140,102, respectively.

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

    By:     /s/ Edward Kornstein        Dated:  March 29, 2000
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

             Name                Date          Position with Registrant
          ------------        ------------      -----------------------

  /s/ Edward Kornstein         3/29/00          Chairman, CEO, Treasurer

                                                (Chief Financial Officer)
  -----------------------------------------------------------------------
  /s/ Howard W. Imhof          3/29/00           Director

 ------------------------------------------------------------------------

  /S/ William Trautman         3/29/00           Director

 -----------------------------------------------------------------------

                          ORS AUTOMATION, INC.

                          FINANCIAL STATEMENTS

                            DECEMBER 31, 1998

                            ORS AUTOMATION, INC.
                     CONTENTS TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
               -----------------------------------------------------

                                                             Page
                                                          ---------


Independent Auditors' Report                                 F-3

Balance Sheet                                                F-4
December 31, 1999

Statements of Operations                                     F-5
For the Years Ended December 31, 1999 and 1998

Statements of Stockholders' Deficit                          F-6
For the Years Ended December 31, 1999 and 1998

Statements of Cash Flows                                     F-7
For the Years Ended December 31, 1999 and 1998

Notes to Financial Statements                                F-8 - F-12

                           WITHUM, SMITH & BROWN
                          A Professional Corporation
                    Certified Public Accountants & Consultants
                             P. O. Box 646
                            81 Park Avenue
                        Flemington, NJ  08822





INDEPENDENT AUDITORS' REPORT


To the Board of Directors,
ORS Automation, Inc.:

We have audited the accompanying balance sheet of ORS Automation, Inc. as of December 31, 1999, and the related statements of income, stockholders' equity (deficit) and cash flows for the years ending December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORS Automation, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.



Withum, Smith & Brown
Flemington, NJ
January 24, 2000

                            ORS AUTOMATION, INC.
                               BALANCE SHEET
                             DECEMBER 31, 1999

         ASSETS
Current Assets:
      Cash and cash equivalents                               $     156,718
      Accounts receivable, net of allowance for doubtful
            accounts of $0                                          537,465
      Inventory, net                                                171,417
      Prepaid expenses                                                1,674
                                                               -------------
         Total Current Assets                                       867,274

Property and Equipment, Net                                          13,634
                                                               -------------
         TOTAL ASSETS                                         $     880,908
                                                              ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable and accrued expenses                   $      24,512
      Income taxes payable                                            2,000
                                                              --------------
         Total Current Liabilities                                   26,512

Long-term Liabilities:
      State priority tax claims payable - principal                  12,650
      State priority tax claims payable - interest                   15,677
      Note payable - related party                                  166,102
      Accrued interest payable - related party                      289,012
                                                              --------------
         Total Liabilities                                          509,953

Stockholders' Equity:
      Preferred stock                                                10,000
      Common stock                                                  122,824
      Capital in excess of par value                             24,914,163
      Accumulated deficit                                       (24,676,032)
                                                              --------------
         Total Stockholders' Equity                                 370,955
                                                              --------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                            $     880,908
                                                              ==============








The Notes to Financial Statements are an integral part of these statements
                                   F-4

                          ORS AUTOMATION, INC.
                       STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                          1999                 1998
                                         -------              -------
Sales, Net                               $  1,434,117          $  1,298,536

Cost of Goods Sold                            885,545               806,321
                                              ---------          ---------
Gross Profit                                  548,572               492,215

Administrative, Marketing and
 General Expenses                             343,995               278,544
                                             ----------           ----------
Income From Operations                        204,577               213,671

Other Income (Expense):
      Interest income                           7,267                16,289
      Change in estimate of IRS
        priority tax claims payable              ---                 83,239
      Interest expense                        (21,805)              (36,274)
      Depreciation                             (9,774)               (8,884)
                                              -----------          ----------
        Total Other Income (Expense), Net     (24,312)               54,370
                                             ----------             ---------

Income Before Provision for
       Income Taxes                           180,265               268,041

Provision for Income Taxes                     15,500                23,785
                                             ----------             --------
Net Income                               $    164,765          $    244,256
                                           =============         =============

Basic Earnings Per Common Share          $        .01          $       .01
                                            =============       ==============
Common Shares Used in Computing
  Basic Earnings Per Common Share          20,082,433            20,082,433
                                          =============         ============


















The Notes to Financial Statements are an integral part of these statements

                          ORS AUTOMATION, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                        Preferred Stock           Class A Common Stock
                      Shares    Par Value          Shares    Par Value
                    ---------   --------       -----------  -----------
Balance at
Dec. 31, 1997      1,000,000      $  10,000     12,000,000     $  42,000

Net Income             -               -            -               -

Balance at        ------------      --------    ----------      --------
Dec. 31, 1998      1,000,000         10,000     12,000,000        42,000

Net Income             -              -             -               -

Balance at
Dec. 31, 1999      1,000,000      $  10,000     12,000,000     $  42,000
                  ============    ==========    ===========    ==========

                Common Stock       Capital in    Accumulated      Total
              Shares    Par Value  Excess of Par   Deficit      Stockholders
                                    Value                          Equity
            ---------   --------   -----------  -----------  ------------
Balance at
Dec. 31, 1997   8,082,443  $  80,824  $24,914,163 ($25,085,053) ($ 38,066)

Net Income                                             244,256    244,256

Balance at      --------   --------   ---------   --------      ------------
Dec. 31, 1998   8,082,443     80,824   24,914,163  (24,840,797)   206,190

Net Income          -           -          -           164,765    164,765

Balance at      ---------  ---------   ---------- ------------   --------
Dec. 31, 1999   8,082,443  $  80,824   24,914,163 ($24,676,032)  $370,955
                =========  ========== =========== ============  ==========

















The Notes to Financial Statements are an integral part of these statements

                            ORS AUTOMATION, INC.
                          STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                       1999           1998
Cash Flows From Operating Activities:
     Net income                                $    164,765    $   244,256
     Adjustments to reconcile net
      income to net cash provided
      by operating activities:
     Depreciation                                     9,774          8,884
     Change in estimate on IRS
      priority tax claims payable                      ---         (83,239)

Cash provided by (used in) changes in:
     Accounts receivable, net                      (176,826)      (177,087)
     Inventory, net                                 (62,921)       (11,730)
     Prepaid expenses                                   608          1,303
     Accounts payable and accrued
        expenses                                    (16,682)         23,210
     Income taxes payable                           (21,500)         23,500
     Priority tax claims payable-interest           (67,925)         16,342
     Priority tax claims payable-principal         (166,927)           ---
     Accrued interest payable
        related party                                19,932          19,932
                                                   ---------       ---------
       Net Cash Provided by Operating
          Activities                               (317,702)         65,371

Cash Flows From Investing Activities:
     Purchase of property and
       equipment                                     (3,613)        (17,028)
     Purchase of short-term
       investments                                        0         (81,434)
     Proceeds from sale of short-term
       investments                                   81,434             0
                                                   ----------      ----------
          Net Cash Provided By (Used In)
           Investing Activities                      77,821         (98,462)
                                                   ----------       ---------
Net Decrease in Cash and Cash Equivalents          (239,881)        (33,091)
Cash and Cash Equivalents at the
   Beginning of the Year                            396,599         429,690
                                                    --------       ---------
Cash and Cash Equivalents at the
   End of the Year                             $    156,718    $    396,599
                                                =============== ============

Supplemental Disclosure of Cash Flow Information:

                                                1999                 1998
     Cash paid during the period for:
                    Interest                    $   69,753         $     --
                    Income taxes                $   36,518         $    485


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

                 Other financial instruments which potentially subject the Company to credit risk consist of accounts receivable. The deterioration of the financial condition of one of the Company's major customers could adversely impact the Company's operations and financial condition (See Notes 7 and 8).

         D.  Inventory
                 Inventory includes cost of materials and applicable labor and overhead. Inventory is stated at the lower of cost or market, determined on the moving-average cost basis.

         E.  Property and Equipment
                 Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3-8 years.

         F.  Revenue Recognition
                 Sales of products are recorded in the period the units are shipped.

         G.  Significant Risks and Uncertainties
                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                 As described in Notes 7 and 8, a significant portion of the Company's sales are to two major customers. Any substantial decrease in sales to either of these two customers, could have a material adverse effect on the Company's results of operations and financial condition.

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

         I.  Fair Value of Financial Instruments:
                 The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

                 It was not practical to estimate the fair value of the state priority tax claims payable and note payable to related parties. See Notes 4 and 7, respectively, for additional information concerning such financial instruments.

         J.  Effect of New Accounting Pronouncements
                 In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in either assets or liabilities. As amended in June 1999 by SFAS No. 137 this statement is effective for all fiscal years beginning after June 15, 2000 and is not to be applied retroactively to financial statements for prior periods. The impact of adoption of the standard has not yet been determined.

               SFAS No. 130 "Comprehensive Income", requires an enterprise report, by major components and as a single total, the change in its net assets, during the period from non-owner sources. The Company does not have any items of Other Comprehensive Income, as defined by SFAS No. 130, and thus Net Income is equal to Comprehensive Income.

Note 2 - Inventory:

        Inventory consists of the following at December 31, 1999:
                Materials                        $237,654
                Work in process                     ---
                Finished goods                     46,197
                                                  --------
                          Total                    283,851

                Less: Allowance for obsolescence   112,434
                                                 ---------
                          Total Inventory         $171,417
                                                 ==========

                     ORS AUTOMATION, INC.
                    NOTES TO FINANCIAL STATEMENTS


Note 3 - Property and Equipment:

        The major classifications of property and equipment are summarized as follows at December 31, 1999:

                  Equipment                       $268,151
                  Furniture and fixtures            72,480
                                                  ---------
                           Total                   340,631
                  Less accumulated depreciation    326,997
                                                  ---------
                  Property and Equipment, net     $ 13,634

        Depreciation expense charged to operations amounted to $9,774 and $8,884 for years ended December 31, 1999 and 1998, respectively.

Note 4 - Priority Tax Claims Payable:
        On February 1, 1999 the Internal Revenue Service accepted an Offer of Compromise from the Company for their priority tax claims payable. The settlement called for the Company to pay $236,000. The Company recorded a change in estimate in the amount of $83,239 in 1998. The $236,000 was paid during 1999.

       As of December 31,1999, a priority tax claim still exists for various state taxing authorities. The principal amount due on this payable is $12,650 with interest accruing on the unpaid balance at a statutory rate of 9% amounting to $15,677.

Note 5 - Preferred and Common Stock:
        The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are issued and outstanding at December 31, 1999 and 1998, respectively. No dividends have been declared by the Board of Directors. This preferred stock has no liquidating preferences.

       The common stock of the Company has a par value of $.01 per share, 10,000,000 shares have been authorized and 8,267,889 have been issued. As of December 31, 1999 and 1998, 8,082,443 shares are outstanding. The difference between issued and outstanding shares represent shares that have been canceled pursuant to the Company's April 8, 1991 Plan of Reorganization.

       The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are issued and outstanding at December 31, 1999 and 1998.

       Both common stock and Class A common stock have the same voting rights.

Note 6 -  Earnings Per Share:
        The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share would be computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to other outstanding options, warrants, etc. to purchase common stock. For the years ended December 31, 1999 and 1998, the Company had no such potential dilutive securities, hence, only basic earnings per share is presented.

                       ORS AUTOMATION, INC.
                    NOTES TO FINANCIAL STATEMENTS

Note 7 - Related Party Transactions:
       As of December 31, 1999 and 1998, Affiliated Manufactures, Inc. (AMI) controlled approximately 13 percent of the outstanding common stock, 100 percent of the outstanding Class A - common stock, which collectively represents approximately 65% of the outstanding common stock, and 100 percent of the outstanding preferred stock of the Company.

       A.  Note Payable
           The Company currently owes AMI a note payable plus accrued interest. The principal amounted to $166,102 at December 31, 1999. Accrued interest is being calculated using simple interest at a rate of 12% per annum and amounted to $289,012 at December 31, 1999. Per a stipulation in the Company's April 8, 1991 Plan of Reorganization, no payment of this secured claim shall be made until all other bankruptcy claims have been paid in full or there is an event of default under the plan. Since the state tax claims are still outstanding, the Company has classified this as a long-term liability. Interest expense as a charge to operations in 1999 and 1998 was $19,932 per year.

       B.  Sales and Accounts Receivable
           Sales to AMI for the years ended December 31, 1999 and 1998 were $382,307 and $396,381, respectively, which represented 26% and 31% of net sales. Accounts receivable from this related party as of December 31, 1999 was $250,677 representing 46% of accounts receivable.

Note 8 - Major Customer:
         The following summarizes the non-related party sales and the percentage to total sales for the Company's major customer for years ended December 31:

                              Sales       Percent
                             -------      --------
    1999                   $  988,393      69%
    1998                   $  861,963      66%

       This major customer's accounts receivable balance is approximately $245,461 at December 31, 1999.

Note 9 - Income Taxes:
         The provision for income taxes consist of the following for the year ended December 31:

                                          1999            1998
                                       --------          --------
      Federal - current               $    --         $      --
      State - current                    15,500           23,785
      Deferred                           61,290           91,134
      Benefit of net operating
        loss carryforwards              (61,290)         (91,134)
                                       ----------        --------
            Total                     $  15,500        $  23,785
                                      ===========      ==========

                        ORS AUTOMATION, INC.
                  NOTES TO FINANCIAL STATEMENTS


Note 9 - Income Taxes (Cont'd):

       The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision for income taxes is as follows for the year ended December 31:

                                         1999             1998
                                       --------         -------
      Tax at U.S. statutory rate       $ 61,290        $ 91,134
      Change in valuation allowance     (61,290)        (91,134)
      State tax expense                  15,500          23,785
                                         -------        --------
       Provision for income taxes      $ 15,500        $ 23,785
                                       =========       =========

      The Company has federal net operating loss carryforwards of approximately $11,161,000, which are available to offset federal income taxes. These carryforwards expire between the years 2000 and 2010. At December 31, 1999, there were no remaining state net operating carryforwards.

       Deferred income taxes are summarized as follows at December 31, 1999:

         Deferred tax asset:
           Federal net operating loss
           & tax credit carryforwards          $ 3,795,000
         Valuation allowance                    (3,795,000)
                                               -------------
             Net deferred tax asset            $     0
                                               ==============

       During the year ended December 31, 1999, the Company's valuation allowance declined by $1,747,000 due to the utilization of net operating loss carryforwards as well as the expiration of state carryforwards. As seen in the above table, any future tax benefit which may result from utilization of these net operating loss carryforwards has been fully reserved for.

 Note 10 - Lease Commitments:
       The Company conducts its operations in approximately 7,700 square feet of an office building. The lease expires August 31, 2000. Rent expense for the years ending December 31, 1999 and 1998, including taxes, insurance and maintenance reimbursements, amounted to $76,822 and $75,514, respectively.

       Future minimum rentals on the above lease for the period ending after December 31, 1999 are as follows:

               2000                        33,345
                                          --------
                Total                   $  33,345
                                         ==========