Form 10QSB
period 2000-06-30
ORS AUTOMATION INC
filed 2000-08-08
CIK 350524

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

           For the quarterly period ended:   June 30, 2000


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

     As of July 28, 2000, 8,082,443 shares of the registrants Common Stock and 12,000,000 shares of Class A Common Stock were outstanding .

     Transitional Small Business Format.  Yes    No  /X/

-------------------------------------------------------------------
-------------------------------------------------------------------

                          ORS AUTOMATION, Inc.


                          INDEX TO FORM 10-QSB
                             June 30, 2000

                                                            Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - June 30, 2000                 3

      Unaudited Statements of Operations and Accumulated
            Deficit for the Three Months and Six Months
            Ending June 30, 2000 and 1999.                    4

      Unaudited Statements of Cash Flows for the Six
            Months Ending June 30, 2000 and 1999.             5

      Notes to Financial Statements.                          6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.              7,8

Part II - Other Information                                   8

Signatures                                                    9

                               ORS AUTOMATION, INC.
                             UNAUDITED BALANCE SHEET
                                  JUNE 30, 2000

       ASSETS

Current Assets:
  Cash                                          $      437,436
  Accounts receivable                                  386,066
  Inventory, net                                       169,643
  Prepaid expenses                                       1,303
                                                --------------
       Total Current Assets                            994,448

Property and Equipment, net                             10,396
                                                --------------
       TOTAL ASSETS                             $    1,004,844
                                                ==============
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses         $       34,446
                                                --------------
       Total Current Liabilities                        34,446

Priority tax claims payable - interest                  16,251
Priority tax claims payable - principal                 12,650
Note Payable - related party                           166,102
Accrued interest payable - related party               298,978
                                                --------------
       Total Liabilities                               528,427

Stockholders' Deficit:
  Preferred stock                                       10,000
  Common stock                                         122,824
  Capital in excess of par value                    24,914,163
  Accumulated deficit                              (24,570,570)
                                                ---------------
       Total Stockholders' Equity                      476,417
                                                --------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                              $    1,004,844
                                                ==============






The Notes to Financial Statements are an integral part of this statement

                              ORS AUTOMATION, INC.
           UNAUDITED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2000 AND 1999

                                  Three Months           Six Months
                                 Ended June 30,         Ended June 30,
                              2000           1999        2000         1999
Sales                      $ 316,731     $  301,027   $  727,017   $  609,224
Cost of Goods Sold           174,941        192,810      409,950      377,296
                           ---------     ----------   ----------   ----------
  Gross Profit               141,790        108,217      317,067      231,928

Administrative, Marketing
  and General Expenses       112,806         93,031      195,288      175,257
                           ---------     ----------   ----------   ----------
Income From Operations        28,984         15,186      121,779       56,671

Other (Income) Expense:
  Interest income             (6,349)          (853)      (9,309)      (3,210)
  Interest expense             5,270          5,270       10,540       11,265
  Deprecation and
    amortization               1,619          2,437        3,238        4,749
                           ---------     ----------   ----------   ----------

       Total Other (Income)
       Expenses, net            540          6,854        4,469       12,804
                           ---------     ----------   ----------   ---------
Income Before Provision
  for Income Taxes            28,444          8,332      117,310       43,867

Provision for Income Taxes     2,598            --        11,848        4,500
                           ---------     ----------   ----------   ----------
Net Income                 $  25,846     $    8,332   $  105,462   $   39,367

                           =========     ==========   ==========   ==========
Basic Earnings Per
  Common Stock             $     .00     $      .00   $      .01   $      .00
                           =========     ==========   ==========   ==========

Common Shares Used in Company
  Basic Earnings Per Common
  Share                    20,082,443    20,082,443   20,082,443   20,082,443
                           ==========    ==========   ==========   ==========









The Notes to Financial Statements are an integral part of this statement
                                 4

                         ORS AUTOMATION, INC.
                 UNAUDITED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                       2000       1999
                                                     --------    --------
Cash Flows From Operating Activities:
  Net Income                                        $  105,462    $  39,367
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Depreciation and amortization                        3,238        4,749
    Cash provided by (used in) changes in:
      Accounts receivable, net                         151,399     (127,295)
      Inventory, net                                     1,774      (35,736)
      Prepaid expenses                                     371          (69)
      Accounts payable and accrued expenses              7,235       32,504
      Accrued interest payable - related party           9,966        9,966
      Priority tax claims payable - interest               574      (68,499)
      Priority tax claims payable - principal              --      (166,927)
      Income taxes payable                                 699      (23,500)
                                                    ----------    ----------
           Net Cash Provided by (Used in)
              Operating Activities                     280,718     (335,440)

Cash Flows From Investing Activities:
  Purchase of property and equipment                       --        (2,746)
  Proceeds from sale of short-term investments             --        81,434
                                                    ----------    ----------
  Net Cash Provided By (Used In) Investing Activities      --        78,688
                                                    ----------    ----------
Net Increase (Decrease) in Cash                        280,718     (256,752)

Cash at Beginning of the Period                        156,718      396,599
                                                    ----------    ---------
Cash at End of the Period                           $  437,436    $ 139,847
                                                    ==========    =========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
  Interest                                          $     --      $   --
  Income taxes                                      $   10,801    $  28,018












The Notes to Financial Statements are an integral part of this statement

                           ORS AUTOMATION, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of June 30, 2000 and 1999 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months and six months ended June 30, 2000 and 1999 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 1999.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are outstanding at June 30, 2000.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of June 30, 2000, 8,082,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at June 30, 2000.

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



The Notes to Financial Statements are an integral part of this statement

                             ORS AUTOMATION, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

GENERAL

Product development to incorporate more artificial intelligence in the vision algorithm setups continued as ORS Automation, Inc. ("ORS") applies the most current available technology to our product base. Using expert system rules-based algorithms, a complete point and click setup wizard allows optimized program settings without requiring vision system expertise on the part of the end user. New vision algorithms were, and are continuing to be, developed that can be implemented using the latest high-speed microprocessors. These faster microprocessors can now run complex vision algorithms in software that previously would have to have been implemented in dedicated hardware. This permits rapid product customization to meet specific needs of customers.

The effort to broaden our customer and product base resulted in engineering sales of approximately $57,000 to new customers in the first six months of 2000. Our goal is to realize product sales in future quarters from these engineering services.

Although our current products do not require date information for operation, they have been tested and are Year 2000 compliant. As of June 30, 2000, there has been no indication of any Year 2000 compliance issues with our products.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

Sales for the three month period ended June 30, 2000 increased 5% to $316,731 compared to $301,027 for the three month period ended June 30, 1999. Sales for the six month period ended June 30, 2000 increased 19% to $727,017, compared to $609,224 for the six month period ended June 30, 1999. This increase was primarily due to sales to a major customer as they anticipate increased machine sales for a new product line being introduced. As a result of improved efficiencies due to the higher sales volume, our gross profit percentage increased to 45% and 44%, respectively, for the three and six month periods ended June 30, 2000 as compared to 36% and 38%, respectively, for the comparable periods in 1999.

The Company's administrative, marketing and general expenses increased by 21% and 11% to $112,806 and $195,288, respectively, for the three and six month periods ended June 30, 2000. This increase was primarily due to increased staffing levels for research and development programs and higher travel and marketing expenses as more efforts were placed on developing new customers.

As a result of the foregoing, ORS' income from operations for the three and six month periods ended June 30, 2000 increased to $28,984 and $121,779, respectively, as compared to $15,186 and $56,671, respectively, for the three and six month periods ended June 30, 1999. Tax obligations were $2,598 and $11,848, respectively, for the first three and six months of 2000. As a result of the foregoing, net income rose to $25,846, or $0.00 per share, and $105,462, or $0.01 per share, for the three and six month periods ended June 30, 2000 as compared to net income of $8,332, or $0.00 per share, and $39,367, or $0.00 per share, for the comparable periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, ORS has sufficient funds to meet its current working capital requirements. In the event that additional funds are needed to expand operations, and existing operations do not generate funds sufficient to cover the increased cash expenditures, ORS will need to obtain capital from other sources, such as financial institutions or investors. There is no assurance that if financing is required, it will be available to the Company, and, if it is available, the Company could obtain reasonable terms for the financing.


Net cash provided by operating activities was $280,718 for the first six months of 2000 as compared to net cash used in operating activities of $335,440 for the comparable period in 1999. The increase in net cash provided in 2000 was primarily due to net income from operations as adjusted for depreciation and amortization of $108,700, a decrease in accounts receivable of $151,399, an increase in accounts payable and accrued expenses of $7,235, and an increase in accrued interst payable to a related party.


Statements on this Quarterly Report on Form 10-QSB which expresses that the Company "believes", "anticipates", or "plans to ...", as well as other statements that are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. The Company does not intend to update these forward looking statements.


                       PART II - OTHER INFORMATION

                             NONE

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ORS AUTOMATION, INC.
                           (Registrant)



Date:   August 11, 2000                   /s/ Edward Kornstein
                                            Edward Kornstein
                                            President
                                            (Principal Accounting Officer)