Form 10QSB
period 2000-03-31
ORS AUTOMATION INC
filed 2000-10-24
CIK 350524

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

              For the quarterly period ended   March 31, 2000

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

     As of March 31, 2000, 8,082,443 shares of the registrants
Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Format.  Yes   No /X/

----------------------------------------------------------------
----------------------------------------------------------------

                            ORS AUTOMATION, Inc.

                            INDEX TO FORM 10-QSB
                               March 31, 2000

                                                             Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - March 31, 2000                 3

      Unaudited Statements of Operations and Accumulated
                Deficit for the Three Months Ended
                March 31, 2000 and 1999.                       4

      Unaudited Statements of Cash Flows for the Three
                Months Ended March 31, 2000 and 1999.          5

      Notes to Financial Statements.                           6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.              7,8

Part II - Other Information                                    8

Signatures                                                     9

                              ORS AUTOMATION, INC.
                            UNAUDITED BALANCE SHEET
                                 MARCH 31, 2000

           ASSETS

Current Assets:
   Cash                                             $    441,728
   Accounts receivable                                   350,714
  Inventory, net                                         194,103
   Prepaid expenses                                        1,703
                                                    ------------
           Total Current Assets                          988,248

Property and Equipment, net                               12,015
                                                    ------------
           TOTAL ASSETS                             $  1,000,263
                                                    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses            $     49,731
   Income taxes Payable                                   11,250
                                                    ------------
        Total Current Liabilities                         60,981

Priority tax claims payable - interest                    15,964
Priority tax claims payable - Principal                   12,650
Note payable - related party                             166,102
Accrued interest payable - related party                 293,995
                                                    ------------
             Total Liabilities                           549,692

Stockholders' Equity:
   Preferred stock                                        10,000
   Common stock                                          122,824
   Capital in excess of par value                     24,914,163
   Accumulated deficit                               (24,596,416)
                                                     ------------
           Total Stockholders' Equity                    450,571
                                                    -------------
           TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                                 $  1,000,263
                                                    =============







The Notes to Financial Statements are an integral part of this
Statement
                                  3

                               ORS AUTOMATION, INC.
            UNAUDITED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                          2000           1999
                                         -------        ------

Sales                                 $    410,286    $    308,197
Cost of Goods Sold                         235,009         184,486
                                      ------------    ------------
   Gross Profit                            175,277         123,711

Administrative, Marketing and General
  Expenses                                  82,482          82,226
                                      ------------     ------------
Income From Operations                      92,795          41,485

Other (Income) Expense:
  Interest income                           (2,960)         (2,357)
  Interest expense                           5,270           5,995
  Depreciation and amortization              1,619           2,312
                                      -------------    ------------
        Total Other Expense, net             3,929           5,950
                                      ------------     ------------
Income Before Provision for Income
   Taxes                                    88,866          35,535

Provision for Income Taxes                   9,250           4,500
                                      -------------     -----------
Net Income                                  79,616          31,035

Accumulated Deficit, Start of Period   (24,676,032)    (24,840,797)
                                      -------------   -------------
Accumulated Deficit, End of Period    $(24,596,416)   $(24,809,762)
                                      =============   =============
Income Per Share of Common Stock      $       .01     $       .00
                                      =============   =============
Weighted Average Number of Common
    Shares Outstanding                  20,082,443      20,082,443
                                      =============    ============







The Notes to Financial Statements are an integral part of this Statement

                             ORS AUTOMATION, INC.
                      UNAUDITED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                              2000           1999
                                            --------       --------
Cash Flows From Operating Activities:
   Net Income                              $    79,616  $   31,035
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
      Depreciation and amortization              1,619       2,312
      Cash provided by (used in) changes in:
        Accounts receivable, net               186,751     (67,738)
        Inventory, net                         (22,686)    (33,875)
        Prepaid expenses                           (29)        405
        Accounts payable and accrued expenses   25,219      (1,531)
        Priority tax claims payable-interest       287     (68,786)
        Priority tax claims payable-principal     --      (166,927)
        Income taxes payable                     9,250       4,500
        Accrued interest payable-related party   4,983       4,983
                                              ---------   ---------
           Net Cash Provided by (Used In)
              Operating Activities             285,010    (295,622)

Cash Flows From Investing Activities:
   Purchase of property and equipment              --         (874)
   Proceeds from sale of short-term
       investments                                 --       81,434
                                              ---------   ----------
      Net Cash Provided by (used in)
       Investing Activities                        --       80,560
                                             -----------  -----------

Net Increase (Decrease) in Cash                285,010    (215,062)

Cash at the Beginning of the Period            156,718     396,599
                                           -----------  ----------
Cash at the End of the Period             $    441,728  $  181,537
                                           ===========   ==========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for
      Interest                             $     --     $     --
      Income taxes                         $     --     $      232









The Notes to Financial Statements are an integral part of this Statement

                         ORS AUTOMATION, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of March 31, 2000 and 1999 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 1999.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are outstanding at March 31, 2000.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of March 31, 2000, 8,082,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at March 31, 2000.

Note 3 - Income Per Share

     Income per share has been computed based upon the weighted average number of shares of the sum of both common stock and Class A common stock outstanding during the period.

                          ORS AUTOMATION, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

GENERAL

Our product development in 1999 instituted more artificial intelligence in the vision algorithm setups. Using expert system rules-based algorithms, a complete point and click setup wizard allows optimized program settings without requiring vision system expertise on the part of the end user. New vision algorithms were and are continuing to be developed that can be implemented using the latest high-speed microprocessors. These faster microprocessors can now run complex vision algorithms in software that previously would have to been implemented in dedicated hardware. This permits rapid product customization to meet specific needs of customers.
The development is continuing in 2000 as ORS Automation, Inc.
("ORS") applies the most current available technology to our product base.

The effort to broaden our customer and product base resulted in engineering sales to new customers in the first three months of 2000, which ORS hopes to develop into product sales in the third and fourth quarters of 2000.

Although our current products do not require date information for operation, they have been tested and are Year 2000 compliant. As of March 31, 2000, there has been no indication of any Year 2000 problems.

     RESULTS of OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000
            COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

Sales for the three month period ended March 31, 2000 increased 33% to $410,286 compared to $308,197 for the comparable period in 1999. This increase was primarily due to sales to a major customer in anticipation of machine sales for a new product line being introduced. As a result of improved efficiencies due to the higher sales volume, our gross profit percentage increased to 43% for the three month period ended March 31, 2000 as compared to 40% for the comparable period in 1999.

ORS' administrative, marketing and general expenses remained constant at about $82,000 for the three month period ended March
31, 2000 and the three month period ended March 31, 1999.

As a result of the foregoing, ORS' income from operations for the three month period ended March 31, 2000 increased by 124% to $92,795 as compared to $41,485 for the three month period ended March 31, 1999. Other expenses and provisions for State of New Jersey income taxes resulted in net income of $79,616 or $0.01 per share for the first three months of 2000, which was a 157% increase over the net income of $31,035, or $0.00 per share, for the three month period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

ORS has been able to meet its working capital requirements from funds generated from operations. In the event that additional funds are needed to expand operations, and existing operations do not generate funds sufficient to cover the increased cash expenditures, ORS will need to obtain capital from other sources, such as financial institutions or investors. To date we have been unable to obtain any bank financing and there is no assurance that if financing is required, it will be available to the Company.

Net cash provided by operating activities was $285,010 for the first three months of 2000 as compared to net cash used in operating activities of $295,622 for the comparable period in 1999.
The increase in net cash provided in 2000 was primarily due to net income from operations as adjusted for depreciation and amortization of $81,235, a decrease in accounts receivable of $186,751, an increase in in accounts payable and accrued expenses of $25,219, offset by an increase in inventory.


                       PART II - OTHER INFORMATION

                             NONE

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ORS AUTOMATION, INC.
                           (Registrant)


Date:   May 12, 2000                           /s/ Edward Kornstein

                                                 Edward Kornstein
                                                   President
                                     (Principal Accounting Officer)