Form 10QSB
period 2000-09-30
ORS AUTOMATION INC
filed 2000-11-14
CIK 350524

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

              For the quarterly period ended   September 30, 2000

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

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X__ No_____

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes___X__   No_____

     As of October 31, 2000, 8,758,443 shares of the registrants Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Format.  Yes____ No__X__








-------------------------------------------------------------------
-------------------------------------------------------------------

                              ORS AUTOMATION, Inc.


                              INDEX TO FORM 10-QSB
                               September 30, 2000

                                                             Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - September 30, 2000              3

      Unaudited Statements of Operations and Accumulated
                Deficit for the Three and Nine Months
                Ending September 30, 2000 and 1999.             4

      Unaudited Statements of Cash Flows for the Nine
                  Months Ending September 30, 2000 and 1999.    5

      Notes to Financial Statements.                            6

   Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.             7,8

Part II - Other Information                                     9

Signatures                                                      9

PART I   FINANCIAL STATEMENTS

                               ORS AUTOMATION, INC.
                             UNAUDITED BALANCE SHEET
                                SEPTEMBER 30, 2000

       ASSETS

Current Assets:
  Cash                                         $      511,074
  Accounts receivable                                 309,077
  Inventory, net                                      222,565
  Prepaid expenses                                        286
                                                -------------
       Total Current Assets                         1,043,002

Property and Equipment, net                             8,777
                                               --------------
       TOTAL ASSETS                            $    1,051,779
                                               ==============
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses        $       93,881
                                               --------------
       Total Current Liabilities                       93,881

Priority tax claims payable - interest                 16,538
Priority tax claims payable - principal                12,650
Note Payable - related party                          166,102
Accrued interest payable - related party              303,961
                                               --------------
       Total Liabilities                              593,132

Stockholders' Deficit:
  Preferred stock                                      10,000
  Common stock                                        122,824
  Capital in excess of par value                   24,914,163
  Accumulated deficit                             (24,588,340)
                                               ---------------
       Total Stockholders' Equity                     458,647
                                               --------------
       TOTAL LIABILITIES & STOCKHOLDERS'
         EQUITY                                $    1,051,779
                                               ==============












The Notes to Financial Statements are an integral part of this statement.
                                    3

                      ORS AUTOMATION, INC.
                   UNAUDITED STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999

                                  Three Months             Nine Months
                               Ended September 30,     Ended September 30,
                              2000        1999            2000       1999
Sales                     $312,932      $381,153     $1,039,949   $  990,377
Cost of Goods Sold         193,638       238,865        603,588      616,161
                          --------      --------     ----------   ----------
     Gross Profit          119,294       142,288        436,361      374,216

Administrative, Marketing
  and General Expenses     139,778        81,888        335,066      257,145
                          --------      --------     ----------   ----------
Income (Loss) From
  Operations               (20,484)       60,400        101,295      117,071

Other (Income) Expense:
  Interest income           (6,778)       (1,739)        16,087)      (4,949)
  Interest expense           5,270         5,270         15,810       16,535
  Deprecation and
     amortization            1,619         2,513          4,857        7,262
                          --------      --------     ----------   ----------
     Total Other (Income)
       Expenses, net           111         6,044          4,580       18,848
                          --------      --------     ----------   ----------

Income (Loss) Before Provision
  for Income Taxes         (20,595)       54,356         96,715       98,223

Provision for (Benefit From)
  Income Taxes              (2,824)        4,500          9,024        9,000
                          ---------     --------     ----------   ----------
Net Income (Loss)         $(17,771)     $ 49,856     $   87,691   $   89,223
                          =========     ========     ==========   ==========
Basic Earnings (Loss) Per
  Common Share            $   (.00)     $    .00     $      .00   $     .00
                          =========     ========     ==========   ==========
Common Shares Used in Computing
  Basic Earnings (loss) Per
  Common Share            20,082,443    20,082,443   20,082,443   20,082,443
                          ==========    ==========   ==========   ==========













The Notes to Financial Statements are an integral part of these statements.

                               ORS AUTOMATION, INC.
                        UNAUDITED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999

                                                        2000        1999
                                                       ------     ------
Cash Flows From Operating Activities:
  Net Income                                    $   87,691       $   89,223
  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                  4,857            7,262
      Cash provided by (used in) changes in:
        Accounts receivable, net                   228,388         (115,274)
        Inventory, net                             (51,148)         (46,316)
        Prepaid expenses                             1,388            1,242
        Accounts payable and accrued expenses       69,370           50,493
        Accrued interest payable - related party    14,949           14,949
        Priority tax claims payable - interest         861          (68,212)
        Priority tax claims payable - principal        --          (166,927)
        Income taxes payable                        (2,000)         (23,500)
                                                -----------      -----------
          Net Cash Provided By (Used In)
            Operating Activities                   354,356         (257,060)

Cash Flows From Investing Activities:
  Purchase of property and equipment                   --            (3,613)
  Proceeds from sale of short-term investments         --            81,434
                                                -----------      -----------
          Net Cash Provided By (Used In)
            Investing Activities                       --            77,821
                                                -----------      -----------
Net  Increase (Decrease) in Cash                   354,356         (179,239)

Cash at Beginning of the Period                    156,718          396,599
                                                -----------      -----------
Cash at End of the Period                       $  511,074       $  217,360
                                                ==========       ===========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:
    Interest                                    $      --        $      725
    Income taxes                                $   10,801       $   32,018















The Notes to Financial Statements are an integral part of these statements
                                   5

                           ORS AUTOMATION, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of September 30, 2000 and 1999 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months and nine months ended September 30, 2000 and 1999 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 1999.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are outstanding at October 31, 2000.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of October 31, 2000, 8,758,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at October 31, 2000.

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





The Notes to Financial Statements are an integral part of this statement

                            ORS AUTOMATION, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

GENERAL

Product development to incorporate more artificial intelligence in the vision algorithm setups continued as ORS Automation, Inc. ("ORS") applies the most current available technology to our product base. Using expert system rules-based algorithms, a complete point and click setup wizard allows optimized program settings without requiring vision system expertise on the part of the end user. New and more powerful vision algorithms for separating objects from each other in an image were, and are continuing to be, developed and implemented using the latest high-speed microprocessors. These faster microprocessors can now run complex vision algorithms in software that previously would have to have been implemented in dedicated hardware. These developments are designed to make us more competitive with present products and potentially open new markets.

The effort to broaden our customer and product base resulted in engineering sales of approximately $59,000 to new customers in the first nine months of 2000. Our goal is to realize product sales in future quarters from these engineering services.

Product sales to a major customer were delayed in this quarter as sales of machines incorporating our vision control system were less than originally forecast.

                           RESULTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
       COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

Sales for the three month period ended September 30, 2000 decreased 18% to $312,932 compared to $381,153 for the three month period ended September 30, 1999. This decrease was primarily due to a reduction in sales to a major customer as machine sales for a new product line being introduced did not fully materialize. Sales for the nine month period ended September 30, 2000 increased 5% to $1,039,949, compared to $990,377 for the nine month period ended September 30, 1999.

The gross profit percentage increased to 42% for the nine month period ended September 30, 2000 as compared to 38% for the nine month period ended September 30, 1999. The gross profit percentage for the three months ended September 30, 2000 increased to 38% as compared to 37% for the three months ended September 30, 1999.

The Company's administrative, marketing and general expenses increased by 71% to $139,778 from $81,888 and by 30% to $335,066 from $257,145, respectively, for the three and nine month periods ended September 30, 2000. This increase was primarily due to the temporary addition of contract personnel in engineering development and marketing to help meet company objectives.

The loss from operations for the three month period ended September 30, 2000 was $20,484 and income from operations for the nine month period ended September 30, 2000 was $101,295, as compared to income from operations of $60,400 and $117,0711, respectively, for the three and nine month periods ended September 30, 1999. The loss was primarily due to the temporary retaining of contract personnel to meet engineering and marketing objectives as described above.

The Company had interest income of $6,778 and $16,087, respectively, for the three and nine months ended September 30, 2000 as compared to interest income of $1,739 and $4,949 for the comparable periods in 1999.

As a result of the foregoing, ORS' loss before taxes for the three month period ended September 30, 2000 was $20,595 and income before taxes for the nine month period ended September 30, 2000 was $96,716, as compared to income before taxes of $54,356 and $98,223, respectively, for the three and nine month periods ended September 30, 1999. The Company had a benefit from taxes of $2,824 for the three months ended September 30, 2000 and a provision for taxes of $9,024 for the nine months ended September 30, 2000. As a result of the foregoing, net loss was $17,771, or $0.00 per share for the three months ended September 30, 2000 and net income was $87,691 or $0.00 per share for the nine months ended September 30, 2000, as compared to net income of $49,856, or $0.00 per share, and $89,223, or $0.00 per share, respectively, for the comparable periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, ORS has sufficient funds to meet its current working capital requirements. In the event that additional funds are needed to expand operations, and existing operations do not generate funds sufficient to cover the increased cash expenditures, ORS will need to obtain capital from other sources, such as financial institutions or investors. There is no assurance that if financing is required, it will be available to the Company, and, if it is available, the Company could obtain reasonable terms for the financing.

Net cash provided by operating activities was $354,356 for the first nine months of 2000 as compared to net cash used in operating activities of $257,060 for the comparable period in 1999. The increase in net cash provided in 2000 was primarily due to net income from operations as adjusted for depreciation and amortization of $92,548, a decrease in accounts receivable of $228,388, an increase in accounts payable and accrued expenses of $69,370 and an increase in accrued interest payable to a related party.

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

                       ORS AUTOMATION, INC.
                           (Registrant)


Date:   November 13, 2000              /s/ Edward Kornstein
                                         Edward Kornstein
                                            President
                                           (Treasurer)