Form 10-K
period 2000-12-31
ORS AUTOMATION INC
filed 2001-03-28
CIK 350524

-----------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
           ------------------------------------------------------

                                FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                   SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2000
   ______________________________________________________________

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

     State issuer's revenues for its most recent fiscal year:  $1,299,287

     As of March 1, 2001, the aggregate market value of the voting stock
held by non-affiliates of the registrant was:   $71,161.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court. Yes  /X/   No

     As of March 1, 2001, 8,758,443 shares of the registrants Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Disclosure Format:  Yes   No /X/

                                   PART 1

Item 1.  Description of Business

(a)  State of Incorporation; Offices and Facilities

          ORS Automation, Inc. ("ORS"), the registrant, was incorporated under the laws of the State of Delaware in 1968 and commenced operations in 1972. The Company's executive offices and production facilities are located at 402 Wall Street, Princeton, New Jersey 08540.

(b) Nature of Business

          ORS is primarily engaged in the production and sale of computer-based vision products for automatic part alignment, machine guidance, identification, inspection, control of industrial processes and visual sensing systems for use with industrial automation equipment. These products and control systems are sold to machine manufacturers who then incorporate them into their machines which are sold to the end user. The end users are typically automated, high volume electronic circuit and component manufacturers globally located.

(c) Corporate Developments

          Due to the nature of its business, which requires close working relationships with its customers, ORS has always depended on a few major customers that could be supported by its engineering department. A principal customer of ORS, which accounted for 69% of sales in 1999 and 74% of sales in the first three quarters of 2000 decided to manufacture in-house the products it was purchasing from ORS, and cancelled substantially all outstanding purchase orders with ORS. The loss of sales to this customer will adversely affect sales in 2001 unless ORS can replace these sales to other customers. There can be no assurance that ORS will be able to replace this loss of sales. ORS is presently attempting to recover cancellation fees as set forth in the purchase agreement with this customer.

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

(e) Products

          Since 1986, ORS has concentrated its resources in refining and expanding guidance applications for stencil and screen printers used in the manufacture of electronic circuit boards and micro-circuit printing on ceramic substrates. The resulting units have high processing speeds with the flexibility to make them cost-effective in the factory environment. ORS' principal product in this area is "i-lign", which automatically and precisely positions patterned materials for further processing such as printing, and for other processing with various machine tools. We believe that our technical expertise combined with our industrial "solution" experience enable us to offer quality products at competitive prices to meet customer needs in the electronics and other manufacturing industries.

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

 (g) 2000 Sales & Recent Backlog

          ORS sells its products principally to manufacturers of automation equipment for the electronics industry. Sales of $1,299,287 were down 9.4% from 1999 sales of $1,434,117. Two customers accounted for almost all of the sales for these periods.

          As of March 1, 2001, ORS had unfilled orders for products totaling $410,801. This total backlog is based on purchase orders from two customers scheduled to be delivered in 2001. This compares with the backlog of $510,920 on March 1, 2000.

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

(i) Product Development

          During fiscal years 2000 and 1999 ORS expended approximately $229,630 and $209,570 respectively, on software and product development activities. The product development in 2000 continued the development of more artificial intelligence in the vision algorithm setups. Using expert system rules-based algorithms, a complete point and click setup wizard allows optimized program settings without requiring vision system expertise on the part of the end user. New vision algorithms providing sub-pixel accuracy were and are continuing to be developed that can be implemented using the latest high-speed microprocessors. These faster microprocessors can now run complex vision algorithms, under development for high speed web printing defect detection applications, in software that previously would have to been implemented in dedicated hardware. This permits rapid product customization to meet specific needs of customers.

(j) Competition

          ORS believes that there are a substantial number of competitors in the automatic machine vision identification, inspection and control markets in which ORS' products compete. Recently several of these competitors have merged to improve their market position. There are several products now available that perform functions similar to those performed by existing ORS products and those that ORS intends to produce. Presently the field appears to be dominated by a few companies, the most prominent being Cognex, Robot Vision Systems, Electro Scientific Industries, CyberOptics and Omron Electronics. These companies possess financial resources and research and development staffs far greater than those of ORS.

(k) Employees

          At December 31, 2000, ORS had 6 employees. ORS also engages consultants and independent contracts from time to time to provide specialized expertise in areas in which it is uneconomical to utilize full-time employees. ORS enjoys good relations with its employees.

(l) Impact of Year 2000

          A Year 2000 problem may occur when a computer program was written using two digits rather than four to define the applicable year. If a computer program with date sensitive functions is not Year 2000 compliant, it might recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a disruption of operations by a temporary inability to process transactions or send invoices or engage in other normal business activities.
          Although ORS' products do not use date information for operation, current products were tested and are Year 2000 compliant. Older systems, delivered prior to 1996, may or may not be Year 2000 compliant. However, since date information is not required for operation, the compliance issue relating to these products is not significant. Internal accounting systems were checked and are Year 2000 compliant. Management believes that the likelihood of a material adverse impact due to problems with internal programs or products sold to customers is remote. As of March 1, 2001, there has been no indication of any Year 2000 problems.

Item 2.  Description of Property

          ORS leases 7,695 square feet of office and engineering space at 402 Wall Street, Princeton, New Jersey 08540, pursuant to a three year lease commencing on September 1, 2000 and ending August 31, 2003 at the following base rents:

      9/01/00 - 8/31/01    $5,130 per month
      9/01/01 - 8/31/02    $5,450 per month
      9/01/02 - 8/31/03    $5,771 per month

The monthly base rent does not include tenant's share of operating expenses which currently amount to $2,405 per month. ORS does not anticipate any difficulty in extending the lease if it so desires.


Item 3. Legal Proceedings

          There are no known legal actions in which ORS is a party.

Item 4.  Submission of Matters to a Vote of Security Holders

          None



                               PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

          On October 15, 1986, ORS' common stock was delisted from NASDAQ for failure to meet the minimum capital and surplus requirements of the NASD By-Laws. Since there are no market makers for ORS' stock, trading, if any, has been sporadic. As of December 31, 2000 there were 547 holders of record of ORS' common stock.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The table below presents selected financial data for ORS for the past two years.

  Results of Operations
For The Year Ended December 31,         2000                  1999
-------------------------            ----------             ---------
 Operating Revenues                  $ 1,299,287            $ 1,434,117

 Income From Operations                   16,066                204,577

 Net Income                                8,885                164,765

 Basic Earnings per Common Share          0.00                   0.01

 Financial Position at
    December 31,

 Total Assets                        $   899,260            $  880,908

 Total Liabilities                       512,660               509,953

 Shareholder's Equity                    386,600               370,955

     As discussed in the notes to the financial statements, a significant portion of ORS' sales are to two major customers. Any substantial decrease in sales to either of these two customers could have a material effect on ORS' results of operations and financial condition. In November 2000, one of our major customers, which accounted for 74% of sales in the first three quarters of 2000 and 69% of sales in 1999, decided to manufacture in-house the products it was purchasing from ORS, and cancelled substantially all outstanding purchase orders with ORS. The loss of sales to this customer will adversely affect sales in 2001 unless ORS can replace these sales to other customers. There can be no assurance that ORS will be able to replace this loss of sales. ORS is presently attempting to recover cancellation fees as set forth in the purchase agreement with this customer.

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

                        Results of Operations

     Comparing the results of operations of 2000 with 1999, sales of $ 1,299,287 decreased approximately 9.4% from 1999 sales of $ 1,434,117. Approximately 86% of the sales in 2000 were related to "i-lign" and "u-lign" vision alignment products compared with 88% of sales in 1999. Affiliated Manufacturers, Inc., ("AMI"), which has a controlling interest in ORS, accounted for 21% of the sales in 2000 compared with 27% of sales in 1999.

     The gross profit decreased to 35% of sales in 2000 as compared to 38% of sales in 1999. This decrease was largely due to reduced profit margins on hardware sales because of competitive price pressures. Administrative, Marketing and General expenses increased 28% to $441,720 for 2000 as compared to $343,995 for 1999. This increase was primarily due to retaining outside consultants and independent contractors for sales and marketing and to assist the Company's research and product development efforts.

     Software and product development expense increased 10% to approximately $229,630 in 2000 compared to approximately $209,500 in 1999. This increase was primarily due to efforts related to new product development in the area of high speed web inspection.

     The income from operations for the year ended December 31, 2000 was $16,066, as compared to income from operations of $204,577 for the year ended December 31, 1999. As discussed above, beginning in the third quarter of 2000, sales and net income were adversely affected by one of ORS' principal customers canceling its purchase orders in the fourth quarter of 2000. In 2000, ORS had "Other Expenses" of $5,264 as compared to $24,312 in 1999. As a result, income before provision for income taxes was $10,802 for 2000, as compared to net income before provision for income taxes of $180,265 for 1999. At December 31, 2000 and December 31, 1999 there were no remaining state net operating loss carryforwards, resulting in a provision of $1,917 for state income tax in 2000 and $15,500 in 1999. Net income for 2000 was $8,885 as compared to $164,765 for 1999. There was no provision for federal income taxes as a result of ORS' net operating loss carryforwards.

                        Liquidity and Capital Resources

     In 2000, operating activities provided $233,810, principally from a decrease in accounts receivable of $200,158. In 1999, operations activities used $317,702 principally from an increase in accounts receivable of $176,826, an increase in inventory of $62,921 and an increase in priority tax claims payable of principal and interest of $234,852, offset by income from operations. The decrease in accounts in accounts receivable in 2000 was due to the collection of outstanding accounts receivable.

    In 2000, ORS issued 676,00 shares of common stock to its key employees and independent directors for services rendered. This is reflected as cash provided to ORS in the amount of $6,760, the aggregate par value of the shares.

     As a result of the foregoing, ORS had a net increase in cash in 2000 of $233,810 which resulted in cash on hand at December 31, 2000 of $390,528.

     In comparing results with 1999, it should be noted that in 1999, the Internal Revenue Service accepted ORS' Offer in Compromise relating to priority tax claims that were set forth in ORS' Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code dated April 18, 1991 ("Reorganization Plan"). On February 10, 1999 ORS paid $236,000 to the Internal Revenue Service to settle its priority tax claims. An additional $725 was paid as the Internal Revenue Service claimed interest from February 1, to February 10, 1999.

     Total stockholder's equity of $370,955 in 1999 increased to a stockholder's equity of $386,600 in 2000.

      All statements in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding ORS statements regarding future sales and its efforts to attract new customers for its products and develop new products. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including, but not limited to, uncertainties relating to technologies, product development, our ability to generate sufficient cash from operations or from investors or lenders to fund product development and sales and marketing efforts needed to attract new customers, operations, manufacturing, market acceptance, cost and price of ORS products, ability to attract new customers, regulatory approvals, competition, intellectual property of others, and patent protection and litigation. ORS expressly disclaims any obligation or undertaking to release publicly any updated or revisions to any forward-looking statements contained herein to reflect any change in ORS s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.


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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None


                                 Part III

Item 9.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are:

       Name               Positions with registrant   Has served as
                         and age as of March 1, 2001  director since
Edward Kornstein         Chairman of the Board           1991
                         Chief Executive Officer
                         and Treasurer, 71

William Trautman         Director, 61                    1987

Howard W. Imhof          Director, 58                    1997

Patricia Newbill         Secretary, 68                   ----

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

          Patricia M. Newbill, Secretary. Ms Newbill was elected Secretary of the Company in 1997 and is currently Secretary of Affiliated Manufacturers, Inc. Ms. Newbill is an Administrative Assistant at Affiliated Manufacturers, a position she has held since 1987.


Item 10.  Executive Compensation

     The following summary compensation table sets forth all compensation paid by ORS during the fiscal years ended December 31, 2000, 1999 and 1998 in all capacities for the accounts of the Chief Executive Officer (CEO) and President.

     Name and Principal                  Annual           Restricted
         Position           Year      Compensation      Stock Awards
     -------------------    -----      ----------         ----------
Edward Kornstein,            2000       $ 43,563           200,000
   President/CEO             1999       $ 55,262              0
                             1998       $ 54,290              0

     Directors do not receive any monetary remuneration for their services as such. The Company does not have a pension plan.

                               Stock Options

     Under the terms of the Reorganization Plan confirmed in 1991, all options and warrants then outstanding were canceled. Since then, no options or warrants have been granted.

Item 11.  Security Ownership of Certain Beneficial Owners
           and Management

     The following table sets forth the number and percentage of the shares of ORS' voting stock owned as of March 1, 2001 by all persons known to ORS who own more than 5% of the outstanding number of such shares, by all directors of ORS, and by all officers and directors of ORS as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

  Title                      Number of Shares             Percent
 of Class       Name         Beneficially Owned           of Class
----------     -------       --------------------         -------
  Common  Affiliated           13,076,250                  63.0%
          Manufacturers Inc.
          U.S.Highway 22, P.O.
          Box 5049 North
          Branch, NJ 08876

  Common  Edward Kornstein        520,064                   2.5%
          Chairman, CEO,
          Director,
          ORS Automation, Inc.
          402 Wall Street
          Princeton, NJ 08540

  Common  William E. Trautman,     40,000                   0.2%
          Director

  Common  Howard W. Imhof           6,000                     -
                                _________________          _______

  Common  All Directors and        566,064                   2.7%
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


Item 12. Certain Relationships and Related Transactions

     Affiliated Manufacturers, Inc., a principal shareholder of ORS, currently holds a first priority secured note from ORS. As of December 31, 2000, the principal amounted to $166,102 and the accrued interest, which is being calculated using simple interest on a quarterly basis at a rate of 12% per annum, amounted to $308,944. No payments were made to Affiliated
Manufacturers, Inc. in 2000 and 1999.

     Sales to Affiliated Manufacturers, Inc. for the years ended December 31, 2000 and 1999 were $271,824 and $382,307, respectively. The sales represent approximately 21% and 26%, respectively, of the total sales of ORS for those years. At December 31, 2000 and December 31, 1999, accounts receivable from Affiliated Manufacturers, Inc. amounted to $228,785 and $250,677, respectively.

                                 PART IV


Item 13.  Exhibits List and Reports on Form 8-K

     (a) Exhibits
                              Exhibit 10(c)

ADDENDUM "F" DATED 7 July, 2000 TO LEASE

BETWEEN:    S AND S INVESTMENTS (LANDLORD)

AND:        ORS AUTOMATION, INC. (TENANT)

DATED:      June 28, 1991, as amended through Addendum "E" dated August
            22, 1997

            LOCATION:  402 and 407 Wall Street, Research Park

Landlord and Tenant agree to amend the above referenced lease as follows:

1. The Tenant hereby extends its lease term for the 7,695 square foot space for a three (3) year period commencing September 1, 2000 and ending August 31, 2003.

2. The rents for the extended three (3) year term for the space commencing on September 1, 2000 shall be as follows:

 9/l/00-8/31/01 - $61,560.00 per year/$5,130.00 per month/$8.00 per RSF
 9/l/01-8/31/02 - $65,407.56 per year/$5,450.63 per month/$8.50 per RSF
 9/l/02-8/31/03 - $69,255.00 per year/$5,771.25 per month/$9.00 per RSF

All of the above monthly installments of rent shall be due on the first of each month. Tenant further understands that the above figures do not include the taxes, insurance and maintenance(TIM) reimbursements, as called for in Paragraph 31 of the above lease, which shall continue to be due and payable in addition to the rent.

3. Tenant agrees to accept the space in an "AS IS" condition with no work to be performed by Landlord whatsoever, except Landlord, at its cost, shall:

    a. replace stained ceiling tiles in 402 Wall Street, second floor;

    b. recarpet the single office in 407 Wall Street, first floor, with new carpet of Landlord's standard style and color (color to be chosen by Tenant). Landlord will advise the Tenant forty-eight (48) hours prior to the installation of the new carpeting and Tenant will cause its furniture to be moved to an area specified by Landlord so as to permit Landlord to readily install the new carpeting;

    c. replace faucet in men's room in 402 Wall Street;

    d. adjust all toilets in both 402 and 407 Wall Street to correct slow fill rate.

4. Tenant is hereby granted an option to terminate the Lease any time after the beginning of the thirteenth (13th) month of the three (3) year renewal term (the "Effective Date"), upon at least one hundred twenty (120) days' prior written notice to Landlord, TIME BEING MADE OF THE ESSENCE, which notice may not be given to Landlord before the beginning of the thirteenth (13th) month of the three (3) year renewal term and further provided Tenant is not in default either at the time of giving such notice or at the time of the Effective Date of the termination of the Lease. Together with Tenant's one hundred twenty (120) day notice and as a condition thereof, Tenant shall promptly pay any and all sums due Landlord which accrue prior to or as of the Effective Date of the termination and in consideration for Landlord granting the option shall further pay to Landlord $16,351.88 (which equals three (3) months rent at the rate of $8.50 per square foot) plus three (3) months TIM expenses as outlined in Paragraph 31 of the Lease.

5. If Tenant relocates to other space owned by or under the management of Landlord, the Lease will be amended accordingly and paragraph 4 above will not be applicable.

6. Where the above conflicts with the above referenced Lease and any Addenda thereto, this Addendum "F" shall supersede, Where no conflicts occur, the above Lease and any Addenda thereto shall remain in full force and effect.


     WITNESS:                                S AND S INVESTMENTS(Landlord)

                                              By:  /s/  Jeffrey H. Sands

     ATTEST:                                  ORS  AUTOMATION, INC. (Tenant)

                                              By: /s/ Edward Kornstein


                 See Page 13 for a List of Other Exhibits.

     (b)  Reports on Form 8-K

                  None

 Method of Filing               Exhibit No.                Exhibits
------------------             -----------               -------------
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

                                     13

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ORS AUTOMATION, INC.
                                (Registrant)

    By:  ______/s/ Edward Kornstein______     Dated:  March 19, 2001
         Edward Kornstein, Chairman, President

     In Accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                Date          Position with Registrant
          ------------        ------------      -----------------------

  /s/ Edward Kornstein         3/23/01          Chairman, CEO, Treasurer
                                                (Chief Financial Officer)
  -----------------------------------------------------------------------
  /s/ Howard W. Imhof          3/23/01           Director

 ------------------------------------------------------------------------

  /S/ William Trautman         3/23/01           Director

 -----------------------------------------------------------------------

                           ORS AUTOMATION, INC.

                           FINANCIAL STATEMENTS

                            DECEMBER 31, 2000

                         ORS AUTOMATION, INC.
                   CONTENTS TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000
               -----------------------------------------------------

                                                             Page
                                                          ---------


Independent Auditors' Report                                 F-3

Balance Sheet                                                F-4
December 31, 2000

Statements of Operations                                     F-5
For the Years Ended December 31, 2000 and 1999

Statements of Stockholders' Deficit                          F-6
For the Years Ended December 31, 2000 and 1999

Statements of Cash Flows                                     F-7
For the Years Ended December 31, 2000 and 1999

Notes to Financial Statements                                F-8 - F-13

                              WithumSmith+Brown
                         A Professional Corporation
                Certified Public Accountants & Consultants
                             P. O. Box 646
                            81 Park Avenue
                       Flemington, NJ  08822


INDEPENDENT AUDITORS' REPORT



To the Board of Directors,
ORS Automation, Inc.:

We have audited the accompanying balance sheet of ORS Automation, Inc. as of December 31, 2000, and the related statements of income, stockholders' equity and cash flows for the years ending December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORS Automation, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December
31, 2000 and 1999 in conformity with generally accepted accounting principles.



WithumSmith+Brown
Flemington, NJ
February 15, 2001

                              ORS AUTOMATION, INC.
                                 BALANCE SHEET
                               DECEMBER 31, 2000

               ASSETS
Current Assets:
     Cash and cash equivalents                                $     390,528
     Accounts receivable, net of allowance for doubtful
       accounts of $0                                               337,307
     Inventory, net                                                 155,043
     Prepaid expenses                                                   992
     Prepaid income taxes                                             8,232
               Total Current Assets                                 892,102

Property and Equipment, Net                                           7,158

               TOTAL ASSETS                                   $     899,260
                                                              ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                    $       8,139
                                                              --------------
               Total Current Liabilities                              8,139

Long-term Liabilities:
     State priority tax claims payable - principal                   12,650
     State priority tax claims payable - interest                    16,825
     Note payable - related party                                   166,102
     Accrued interest payable - note payable - related party        308,944
                                                              --------------
               Total Liabilities                                    512,660

Stockholders' Equity:
     Preferred stock                                                 10,000
     Common stock                                                   129,584
     Capital in excess of par value                              24,914,163
     Accumulated deficit                                        (24,667,147)
                                                              --------------
               Total Stockholders' Equity                           386,600
                                                              --------------

               TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY                                      $     899,260
                                                              ==============










The Notes to Financial Statements are an integral part of this statement

                       ORS AUTOMATION, INC.
                      STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                          2000                 1999
                                         -------               ------
Sales, Net                               $  1,299,287          $  1,434,117

Cost of Goods Sold                            841,501               885,545
                                         -------------         -------------
     Gross Profit                             457,786               548,572

Administrative, Marketing and General
  Expenses                                    441,720               343,995
                                         -------------         -------------
Income From Operations                         16,066               204,577

Other Income (Expense):
     Interest income                           22,292                 7,267
     Interest expense                         (21,080)              (21,805)
     Depreciation                              (6,476)               (9,774)
                                         -------------         -------------

     Total Other Income (Expense), Net         (5,264)              (24,312)
                                         -------------         -------------

Income Before Provision for Income Taxes       10,802               180,265

Provision for Income Taxes                      1,917                15,500
                                         -------------         -------------

Net Income                               $      8,885          $    164,765
                                         =============         =============

Basic Earnings Per Common Share          $        .00          $        .01
                                         =============         =============

Common Shares Used in Computing
  Basic Earnings Per Common Share          20,702,110            20,082,443


















The Notes to Financial Statements are an integral part of these statements
                                 F-5

                          ORS AUTOMATION, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                        Preferred Stock           Class A Common Stock
                      Shares    Par Value          Shares    Par Value
                    ---------   --------       -----------  -----------
Balance at
Dec. 31, 1998      1,000,000      $  10,000     12,000,000     $  42,000

Net Income             -               -            -               -

Balance at        ------------      --------    ----------      --------
Dec. 31, 1999      1,000,000         10,000     12,000,000        42,000

Net Income             -              -             -               -

Balance at
Dec. 31, 2000      1,000,000      $  10,000     12,000,000     $  42,000
                  ============    ==========    ===========    ==========

                Common Stock       Capital in    Accumulated      Total
              Shares    Par Value  Excess of Par   Deficit      Stockholders
                                    Value                          Equity
            ---------   --------   -----------  -----------  ------------
Balance at
Dec. 31, 1998   8,082,443  $  80,824  $24,914,163 ($24,840,797) $ 206,190

Net Income                                             164,765    164,765

Balance at      --------   --------   ---------   --------      ------------
Dec. 31, 1999   8,082,443     80,824   24,914,163  (24,676,032)   370,955

Net Income          -           -          -             8,885      8,885

Issuance of
 Common Stock     676,000      6,760       -             -          6,760

Balance at      ---------  ---------   ---------- ------------   --------
Dec. 31, 2000   8,758,443  $  87,584   24,914,163 ($24,667,147)  $386,955
                =========  ========== =========== ============  ==========








The Notes to Financial Statements are an integral part of these statements
                                 F-6

                        ORS AUTOMATION, INC.
                     STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                     2000          1999
Cash Flows From Operating Activities:
     Net income                                $     8,885     $  164,765
     Adjustments to reconcile net income
          to net cash provided by (used in)
          operating activities:
          Common Stock issued for services
          rendered                                   6,760           ---
          Depreciation                               6,476          9,774
          Cash provided by (used in) changes in:
            Accounts receivable, net               200,158       (176,826)
            Inventory, net                          16,374        (62,921)
            Prepaid expenses                           682            608
            Accounts payable and accrued expenses  (16,373)       (16,682)
            Income taxes payable                    (2,000)       (21,500)
            Prepaid income taxes                    (8,232)          --
            Priority tax claims payable-interest     1,148        (67,925)
            Priority tax claims payable-principal      --        (166,927)
            Accrued interest payable-note payable-
              related party                         19,932         19,932
                Net Cash Provided by (Used In) ------------    -----------
                   Operating Activities            233,810       (317,702)

Cash Flows From Investing Activities:
     Purchase of property and equipment               --           (3,613)
     Proceeds from sale of short-term investments     --           81,434
                Net Cash Provided By           ------------    -----------
                  Investing Activities                --           77,821
                                               ------------    -----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                 233,810       (239,881)

Cash and Cash Equivalents at the
  Beginning of the Year                            156,718        396,599
                                               ------------    -----------
Cash and Cash Equivalents at the
  End of the Year                              $   383,768     $  156,718
                                               ============    ===========

           Supplemental Disclosure of Cash Flow Information:

                                                2000               1999
     Cash paid during the period for:
                    Interest                    $   --             $     --
                    Income taxes                $   9,801          $    485






The Notes to Financial Statements are an integral part of these statements
                              F-7

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

       G.  Estimates
             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                          ORS AUTOMATION, INC.
                     NOTES TO FINANCIAL STATEMENTS

Note  1 - Summary of Significant Accounting Policies (Cont'd):
       H.  Significant Risks and Uncertainties
             As described in Notes 7 and 8, a significant portion of the Company's sales are to two major customers. Any substantial decrease in sales to either of these two customers, could have a material adverse effect on the Company's results of operations and financial condition.

       I.  Income Taxes:
             Deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses taxable or deductible on the Company's various income tax returns for the year reported. The Company's only significant deferred tax items are net operating loss and tax credit carryforwards.

       J.  Fair Value of Financial Instruments:
             The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

             It was not practical to estimate the fair value of the state priority tax claims payable and note payable to related party. See Notes 4 and 7, respectively, for additional information concerning such financial instruments.

       K.  Effect of New Accounting Pronouncements
             In December 1999, the Financial Accounting Standards Board issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 1010"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB 101 as required in the first quarter of 2000. The adoption did not have an effect on their results of operations.

Note  2 - Inventory:
          Inventory consists of the following at December 31, 2000:

               Materials                             $179,197
               Work in process                          --
               Finished goods                          67,792
                                                     ---------
                          Total                       246,989

               Less: Allowance for obsolescence        91,946
                                                     ---------
                          Total Inventory            $155,043
                                                     =========

                          ORS AUTOMATION, INC.
                     NOTES TO FINANCIAL STATEMENTS

Note  3 - Property and Equipment:
            The major classifications of property and equipment are summarized as follows at December 31, 2000:

               Equipment                             $268,151
               Furniture and fixtures                  72,480
                                                     --------
                    Total                             340,631
               Less accumulated depreciation          333,473
                                                     --------
                    Property and Equipment, net      $  7,158
                                                     ========

            Depreciation expense charged to operations amounted to $6,476 and $9,744 for years ended December 31, 2000 and 1999, respectively.

Note  4 - Priority Tax Claims Payable:
            As of December 31, 2000, a priority tax claim still exists for various state taxing authorities. The principal amount due on this payable is $12,650 with interest accruing on the unpaid balance at a statutory rate of 9% amounting to $16,825.

Note  5 - Preferred and Common Stock:
            The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are issued and outstanding at December 31, 2000 and 1999, respectively. No dividends have been declared by the Board of Directors. This preferred stock has no liquidating preferences.

            The common stock of the Company has a par value of $.01 per share, 10,000,000 shares have been authorized and 8,943,889 and 8,267,889 have been issued as of December 31, 2000 and December 31, 1999, respectively. In December 2000, 676,000 shares of common stock were issued with a value of $.01 to some key employees and independent directors. As of December 31, 2000 and 1999, 8,758,443 and 8,082,443 shares are outstanding, respectively. The difference between issued and outstanding shares represent shares that have been canceled pursuant to the Company's April 8, 1991 Plan of Reorganization.

            The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are issued and outstanding at December 31, 2000 and 1999.

            Both common stock and Class A common stock have the same voting rights.

                          ORS AUTOMATION, INC.
                       NOTES TO FINANCIAL STATEMENTS

Note  6 - Earnings Per Share:
            The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share would be computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to other outstanding options, warrants, etc. to purchase common stock. For the years ended December 31, 2000 and 1999, the Company had no such potential dilutive securities, hence, only basic earnings per share is presented.

Note  7 - Related Party Transactions:
            As of December 31, 2000 and 1999, Affiliated Manufactures, Inc.
            (AMI) controlled approximately 12% and 13%, respectively, of the outstanding common stock, 100 percent of the outstanding
            Class A - common stock, which collectively represents approximately 63% and 65%, respectively, of the outstanding common stock, and 100% of the outstanding preferred stock of the Company.

            A.  Note Payable
                  The Company currently owes AMI a note payable plus accrued interest. The principal amounted to $166,102 at December 31, 2000. Accrued interest is being calculated using simple interest at a rate of 12% per annum and amounted to $308,944 at December 31, 2000. Per a stipulation in the Company's April 8, 1991 Plan of Reorganization, no payment of this secured claim shall be made until all other bankruptcy claims have been paid in full or there is an event of default under the plan. Since the state priority tax claims are still outstanding, the Company has classified this as a long-term liability. Interest expense as a charge to operations in 2000 and 1999 was $19,932 per year.

            B.  Sales and Accounts Receivable
                  Sales to AMI for the years ended December 31, 2000 and 1999 were $271,824 and $382,307, respectively, which represented 21% and 26% of net sales. Accounts receivable from this related party as of December 31, 2000 was $228,785, representing 68% of accounts receivable.

Note 8  - Major Customer:
            The following summarizes the non-related party sales and the percentage to total sales for the Company's major customer for years ended December 31:

                           Sales           Percent
                          -------         ---------
             2000      $  948,011             73%
             1999      $  988,393             69%

            This major customer's accounts receivable balance is approximately $108,522 at December 31, 2000. During 2001, the customer has significantly reduced placing purchase orders with ORS.

                          ORS AUTOMATION, INC.
                       NOTES TO FINANCIAL STATEMENTS

Note 9  - Income Taxes:
            The provision for income taxes consist of the following for the years ended December 31:
                                         2000         1999

            Federal - current          $   --         $   --
            State - current               1,917         15,500
            Deferred                      3,673         61,290
            Benefit of net operating
              loss carryforwards         (3,673)       (61,290)
                                       ---------      ---------
                    Total              $  1,917       $ 15,500
                                       =========      =========

            The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision for income taxes is as follows for the year ended December 31:

                                             2000           1999

            Tax at U.S. statutory rate    $  3,673       $ 61,290
            Change in valuation allowance   (3,673)       (61,290)
            State tax expense                1,917         15,500
                                          ---------      ---------
              Provision for income taxes  $  1,917       $ 15,500
                                          ========       =========

            The Company has federal net operating loss carryforwards of approximately $7,949,000, which are available to offset federal income taxes. These carryforwards expire between the years 2001 and 2010. At December 31, 2000, there are no remaining state net operating loss carryforwards.

            Deferred income taxes are summarized as follows at December 31, 2000:

                 Deferred tax asset:
                    Federal net operating loss carryforwards   $ 2,703,000
                    Valuation allowance                         (2,703,000)
                                                               ------------
                          Net deferred tax asset               $    --
                                                               =============

            During the year ended December 31, 2000, the Company's valuation allowance declined by $1,092,000 due to the utilization of net operating loss carryforwards as well as the expiration of federal and state carryforwards. As seen in the above table, any future tax benefit which may result from utilization of these net operating loss carryforwards has been fully reserved for.

                          ORS AUTOMATION, INC.
                       NOTES TO FINANCIAL STATEMENTS

Note 9 - Income Taxes (Continued)

            Future expiration of Federal net operating loss carryforward for the period ending after December 31, 2000 are as follows:

                     2001             $ 5,640,197
                     2002                 893,497
                     2003                 671,125
                     2004                 263,605
                     2005                 435,836
                     Thereafter            45,470
                                      ------------
                        Total         $ 7,949,730
                                      ============

Note 10 - Lease Commitments:
            The Company conducts its operations in approximately 7,700 square feet of an office building. The lease expires August 31, 2003. Rent expense for the years ending December 31, 2000 and 1999, including taxes, insurance and maintenance reimbursements amounted to $82,875 and $76,822, respectively.

            Future minimum rentals on the above lease for the period ending after December 31, 2000 are as follows:

                      2001      $ 62,843
                      2002        66,690
                      2003        46,170
                                ---------
                        Total   $175,703
                                =========