Form 10QSB
period 2001-03-31
ORS AUTOMATION INC
filed 2001-05-16
CIK 350524

-----------------------------------------------------------------
-----------------------------------------------------------------

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ----------------------


                                 FORM 10-QSB
               ----------------------------------------------------


        QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

              For the quarterly period ended   March 31, 2001

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

     As of March 31, 2001, 8,758,443 shares of the registrants
Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Format.  Yes   No /X/

--------------------------------------------------------------------------
---------------------------------------------------------------------------



                            ORS AUTOMATION, Inc.


                            INDEX TO FORM 10-QSB
                               March 31, 2001

                                                             Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - March 31, 2001                 3

      Unaudited Statements of Operations and Accumulated
                Deficit for the Three Months Ended
                March 31, 2001 and 2000.                       4

      Unaudited Statements of Cash Flows for the Three
                Months Ended March 31, 2001 and 2000.          5

      Notes to Financial Statements.                           6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.               7,8

Part II - Other Information                                    8

Signatures                                                     9



                          ORS AUTOMATION, INC.
                         UNAUDITED BALANCE SHEET
                            MARCH 31, 2001


           ASSETS

Current Assets:
   Cash                                             $    370,719
   Accounts receivable                                   541,378
  Inventory, net                                         108,083
   Prepaid expenses                                        9,248
                                                    ------------
           Total Current Assets                        1,029,428

Property and Equipment, net                                5,906
                                                    ------------
           TOTAL ASSETS                             $  1,035,334
                                                    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses            $     32,930
                                                    ------------
        Total Current Liabilities                         32,930

Priority tax claims payable - interest                    17,112
Priority tax claims payable - Principal                   12,650
Note payable - related party                             166,102
Accrued interest payable - related party                 313,927
                                                    ------------
             Total Liabilities                           542,721

Stockholders' Equity:
   Preferred stock                                        10,000
   Common stock                                          129,584
   Capital in excess of par value                     24,914,163
   Accumulated deficit                               (24,561,134)
                                                    -------------
           Total Stockholders' Equity                    492,613
                                                    -------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                                 $  1,035,334
                                                    =============








The Notes to Financial Statements are an integral part of this Statement

                            ORS AUTOMATION, INC.
            UNAUDITED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                          2001           2000
                                         -------        ------

Sales                                 $    398,977    $    410,286
Cost of Goods Sold                         191,046         235,009
                                      ------------    ------------
   Gross Profit                            207,931         175,277

Administrative, Marketing and General
  Expenses                                 100,270          82,482
                                      -------------   -------------

Income From Operations                     107,661          92,795

Other (Income) Expense:
  Interest income                           (4,874)         (2,960)
  Interest expense                           5,270           5,270
  Depreciation and amortization              1,252           1,619
                                      -------------   -------------
        Total Other Expense, net             1,648           3,929
                                      -------------   --------------

Income Before Provision for Income
   Taxes                                   106,013          88,866

Provision for Income Taxes                     -             9,250
                                      -------------   -------------
Net Income                                 106,013          79,616

Accumulated Deficit, Start of Period   (24,596,416)    (24,676,032)
                                      -------------   -------------
Accumulated Deficit, End of Period    $(24,490,403)   $(24,596,416)
                                      =============   =============

Income Per Share of Common Stock      $       .01     $       .00
                                      =============   =============

Weighted Average Number of Common
    Shares Outstanding                  20,758,443      20,082,443
                                      =============   =============








The Notes to Financial Statements are an integral part of this Statement

                           ORS AUTOMATION, INC.
                        UNAUDITED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                              2001           2000
                                            --------       --------

Cash Flows From Operating Activities:
   Net Income                              $   106,013  $   79,616
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
      Depreciation and amortization              1,252       1,619
      Cash provided by (used in) changes in:
        Accounts receivable, net              (204,071)    186,751
        Inventory, net                          46,960     (22,686)
        Prepaid expenses                           (24)        (29)
        Accounts payable and accrued expenses   24,791      25,219
        Priority tax claims payable-interest       287         287
        Priority tax claims payable-principal     --          --
        Income taxes payable                      --         9,250
        Accrued interest payable-related party   4,983       4,983
                                            ----------  ----------
           Net Cash Provided by (Used In)
              Operating Activities             (19,809)    285,010

Cash Flows From Investing Activities:
   Purchase of property and equipment              --        --
   Proceeds from sale of short-term
       investments                                 --         --
                                            ----------- -----------
      Net Cash Provided by (used in)
       Investing Activities                        --         --
                                            ----------- -----------

Net Increase (Decrease) in Cash                (19,809)    285,010

Cash at the Beginning of the Period            390,528     156,718
                                            ----------  -----------
Cash at the End of the Period               $  370,719  $  441,728
                                            ==========  ===========


Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for
      Interest                              $     --    $     --
      Income taxes                          $     --    $     --










The Notes to Financial Statements are an integral part of this Statement

                         ORS AUTOMATION, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of March 31, 2001 and 2000 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 2000.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are outstanding at March 31, 2001.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of March 31, 2001, 8,758,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at March 31, 2001.

Note 3 - Income Per Share

     Income per share has been computed based upon the weighted average number of shares of the sum of both common stock and Class A common stock outstanding during the period.









                          ORS AUTOMATION, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Due to the nature of its business, which requires close working relationships with its customers, ORS has always depended on a few major customers that could be supported by its engineering department. ORS'principal customer, which accounted for 74% of sales in the first three quarters of 2000 decided to manufacture in-house the products it was purchasing from ORS, and cancelled substantially all outstanding purchase orders with ORS. The loss of sales to this customer will materially adversely affect sales for the remander of 2001 unless ORS can replace these sales to other customers. There can be no assurance that ORS will be able to replace this loss of sales. ORS has charged this customer cancellation fees in accordance with the terms of a purchase agreement. The customer, however, is currently disputing a substantial portion of these cancellation charges. Discussions between ORS and the customer are continuing, and it is unclear at this point whether ORS will need to litigate this matter.

To broaden our customer and product base, we delivered several prototype units to potential new customers in the first three months of 2001. One of ORS' goals is for these protype units to develop into product sales to new customers in the third and fourth quarters of 2001.


   RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001
           COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Sales for the three month period ended March 31, 2001 decreased 3% to $398,977 compared to $410,286 for the comparable period in 2000. This decrease was primarily due to cancellation of sales to our major customer as indicated above. Our gross profit percentage increased to 52% for the three month period ended March 31, 2001 as compared to 43% for the comparable period in 2000. This increase was largely due to purchase order cancellation charges in the amount of $94,873 being billed to a major customer pursuant to the terms of a purchase agreement. The customer is disputing a substantial portion of these cancellation charges.

ORS' administrative, marketing and general expenses increased 22% to $100,270 for the three month period ended March 31, 2001 as compared to $82,482 for the three month period ended March 31, 2000. This increase was due to using outside contractors to perform marketing and sales activities and certain engineering activities.

As a result of the foregoing, ORS' income from operations for the three month period ended March 31, 2001 increased 16% to $107,661 as compared to $92,795 for the three month period ended March 31, 2001. Other income and expenses and provisions for State of New Jersey income taxes resulted in net income of $106,013 or $0.01 per share for the first three months of 2001, which was a 33% increase over the net income of $79,616, or $0.00 per share, for the three month period ended March 31, 2000.



LIQUIDITY AND CAPITAL RESOURCES

ORS has been able to meet its working capital requirements from funds generated from operations. In the event that additional funds are needed to expand operations, or existing operations do not generate funds sufficient to cover increased cash expenditures, ORS will need to obtain capital from other sources, such as financial institutions or investors. To date we have been unable to obtain any bank financing and there is no assurance that if financing is required, it will be available to the Company.

Net cash used in operating activities was $19,809 for the first three months of 2001 as compared to net cash provided by operating activities of $285,010 for the comparable period in 2000. The decrease in net cash provided in 2001 was primarily due to net income from operations as adjusted for depreciation and amortization of $107,265, an increase in accounts payable and accrued expenses of $24,791, and an decrease in inventory of $46,960, offset by an increase in accounts receivable of $204,071. The increase in accounts receivable pricipally relates to unpaid cancellation charges billed to our prinipal customer.

For the three months ended March 31, 2001, cash decreased by $19,809 to $370,719.

                       PART II - OTHER INFORMATION

                             NONE

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ORS AUTOMATION, INC.
                           (Registrant)


Date:   May 9, 2001                           /s/ Edward Kornstein

                                                 Edward Kornstein
                                                   President
                                     (Principal Accounting Officer)








