Form 10QSB
period 2001-06-30
ORS AUTOMATION INC
filed 2001-09-19
CIK 350524

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


        QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

               For the quarterly period ended   June 30, 2001

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

     As of June 30, 2001, 8,758,443 shares of the registrants
Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Format.  Yes____ No__X__











                            ORS AUTOMATION, Inc.


                            INDEX TO FORM 10-QSB
                                June 30, 2001

                                                             Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - June 30, 2001                  3

      Unaudited Statements of Operations and Accumulated
                Deficit for the Three and Six Months Ended
                June 30, 2001 and 2000.                        4

      Unaudited Statements of Cash Flows for the Six
                Months Ended June 30, 2001 and 2000.           5

      Notes to Financial Statements.                           6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.               7,8

Part II - Other Information                                    8

Signatures                                                     9

                           ORS AUTOMATION, INC
                          UNAUDITED BALANCE SHEET
                              JUNE 30, 2001

ASSETS

Current Assets:
  Cash                                                         $       208,696
  Accounts receivable                                                  576,627
  Inventory, net                                                        75,451
  Prepaid expenses                                                       1,003
  Corporate taxes receivable                                             8,232
                                                               ---------------
                   Total Current Assets                                870,009

Property and Equipment, net                                              4,654
                                                                --------------
                   TOTAL ASSETS                                $       874,663
                                                               ===============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                        $         8,899
                                                               ---------------
                   Total Current Liabilities                             8,899

Note Payable - related party                                           166,102
Accrued interest payable - related party                               318,910
                                                               ---------------
                   Total Liabilities                                   493,911

Stockholders' Deficit:
  Preferred stock                                                       10,000
  Common stock                                                         129,584
  Capital in excess of par value                                    24,914,163
  Accumulated deficit
(24,672,995)
                                                               ---------------
                    Total Stockholders' Equity                         380,752
                                                               ---------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $       874,663
                                                               ===============











  The Notes to Financial Statements are an integral part of this Statement

                         ORS AUTOMATION, INC.
                       UNAUDITED STATEMENTS OF INCOME
      FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2000

                                Three Months                    Six Months
                               Ended June 30,                  Ended June 30,
                            2001            2000           2001           2000
                         ----------      --------       ---------     --------
Sales                   $  143,011     $  316,731     $  541,988    $  727,017
Cost of Goods Sold         138,886        174,941        329,932       409,950
                         ----------     ----------     ----------    ---------
    Gross Profit (Loss)       ,125        141,790        212,056       317,067

Administrative, Marketing
   and General Expenses    142,359        112,806        242,629       195,288
                          ---------     ----------     ----------    ---------
Income (Loss) From
   Operations             (138,234)        28,984        (30,573)      121,779

Other (Income) Expense:
  Interest income           (2,846)        (6,349)        (7,720)      (9,309)
  Change in estimate of
   State priority tax
   claims payable          (30,049)           --         (30,049)           --
  Interest expense           5,270          5,270         10,540        10,540
    Deprecation and
     amortization            1,252          1,619          2,504         3,238
                        ----------     -----------      --------      --------
    Total Other (Income)
      Expenses, net        (26,373)           540        (24,725)        4,469
                        ----------     -----------      ----------    --------
Income (Loss) Before Provision
      for Income Taxes    (111,861)        28,444         (5,848)      117,310

Provision for Income Taxes   --             2,598           --          11,848
                   ---------------    ------------    ------------  ----------
Net Income (Loss)       $  (111,861)   $   25,846     $   (5,848)   $  105,462
                        ===========    ==========     ==========    ==========
Basic Earnings Per
      Common Stock      $     (.01)    $     .00      $     (.00)    $     .01
                        ===========    ==========     ==========    ==========
Common Shares Used in Company
      Basic Earnings Per Common
      Share              20,758,443    20,082,443     20,758,443    20,082,443
                         ===========   ==========     ==========    ==========








  The Notes to Financial Statements are an integral part of this statement.

                        ORS AUTOMATION, INC.
                   UNAUDITED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDING JUNE 30, 2001 AND 2000

                                                   2001                2000
                                                ------------        ----------
Cash Flows From Operating Activities:
  Net Income (Loss)                             $    (5,848)       $   105,462
  Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
    Depreciation and amortization                     2,504              3,238
    Change in estimate on state priority
       tax claims payable                           (29,475)               --
    Cash provided by (used in) changes in:
      Accounts receivable, net                     (239,320)           151,399
      Inventory, net                                 79,592              1,774
      Prepaid expenses                                  (11)               371
      Accounts payable and accrued expenses             760              7,235
      Accrued interest payable - related party        9,966              9,966
      Priority tax claims payable - interest            --                 574
      Income taxes payable                              --                 699
                                                 ----------         ----------
         Net Cash Provided By (Used In)
              Operating Activities                 (181,832)           280,718

Cash Flows From Investing Activities:
  Purchase of property and equipment                  --                   --
  Proceeds from sale of short-term investments        --                   --
                                                -----------        -----------
         Net Cash Provided By (Used In)
              Investing Activities                    --                   --
                                               ------------       ------------

Net  Increase (Decrease) in Cash                   (181,832)           280,718

Cash at Beginning of the Period                     390,528            156,718
                                                ------------       -----------
Cash at End of the Period                        $  208,696         $  437,436
                                                ===========        ===========

Supplemental Disclosure of Cash Flow Information:

      Cash paid during the period for:
            Interest                            $     --           $     --
            Income taxes                        $     --           $    10,801







The Notes to Financial Statements are an integral part of these statements

                         ORS AUTOMATION, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of June 30, 2001 and 2000 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months ended June 30, 2001 and 2000 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 2000.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are outstanding at June 30, 2001.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of June 30, 2001, 8,758,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at June 30, 2001.

Note 3 - Income Per Share

     Income per share has been computed based upon the weighted average number of shares of the sum of both common stock and Class A common stock outstanding during the period.

                              ORS AUTOMATION, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Due to the nature of our business, which requires close working relationships with our customers, ORS has always depended on a few major customers that could be supported by our engineering department. ORS' principal customer, which accounted for 78% of sales in the first two quarters of 2000 decided to manufacture in-house the products it was purchasing from ORS, and cancelled substantially all outstanding purchase orders with ORS. The loss of sales to this customer will materially adversely affect sales for the remainder of 2001 unless ORS can replace these sales to other customers. ORS' results for the second quarter reflect the inability to replace these sales due to the continuing significant weakness in the worldwide electronics industry, which has resulted in a reduction in manufacturing activity and additional underutilized capacity being experienced by ORS' potential customers, primarily suppliers of printed circuit board manufacturing equipment. The impact on sales of sophisticated alignment systems, such as those which ORS supplies, has been greater than initially anticipated. Potential customers have reduced their capital expenditures due both to a decline in their own production and profitability and to the overall uncertainty as to the projected length and severity of the current global economic downturn.

      ORS anticipates that market uncertainty will exist for at least the remainder of the year and in to next year.

     In connection with ORS' principal customer cancelling its purchase orders with ORS, the customer agreed to pay for all work in process and inventory as well as a cancellation fee. All payment was received in July 2001.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30,2000
 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

     Sales for the three month period ended June 30, 2001 decreased 55% to $143,011, compared to $316,731 for the comparable period in 2000. Sales for the six month period ended June 30, 2001 decreased 25% to $541,988, compared to $727,017 for the six month period ended June 30, 2000. This decrease reflects the continuing significant weakness in the worldwide electronics industry, which has resulted in a reduction in manufacturing activity and additional underutilized capacity being experienced by ORS' customers. Our gross profit percentage decreased to 3% and 39%, respectively, for the three and six month periods ended June 30, 2001 as compared to 45% and 44%, respectively, for the comparable periods in 2000.

     ORS' administrative, marketing and general expenses increased by 26% and 24% to $142,359 and $242,629, respectively, for the three and six month periods ended June 30, 2001. This increase was due to using outside contractors to perform marketing and sales activities and certain engineering activities as ORS unsuccessfully attempted to increase sales.
The increase was also due to an expense of $44,386 for a reduced cancellation fee agreed to by ORS and its principal customer.
                                      7
     As a result of the foregoing, ORS' had a loss from operations for the three and six month periods ended June 30, 2001 of $138,234 and $30,573, respectively, as compared to income from operations of $28,984 and $121,779, respectively, for the three and six month periods ended June 30, 2000. A decrease of $30,049 held in reserve for the estimate of state priority tax claims payable, offset the loss from operations for the three and six months ended June 30, 2001. This resulted in a loss of $111,861 and $5,848, respectively, or a loss of $0.01 and $0.00 per common share, respectively, for the three and and six month periods ended June 30, 2001, compared to income of $25,846 and $105,462, respectively, or $0.00 and $0.01 per common share, respectively, for the comparable periods in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     ORS has been able to meet its working capital requirements from funds generated from past operations. In the event that additional funds are needed to continue operations, or existing operations do not generate funds sufficient to cover cash expenditures, ORS will need to obtain capital from other sources, such as financial institutions or investors. To date we have been unable to obtain any bank financing and there is no assurance that if financing is required, it will be available to the Company.

     Net cash used in operating activities was $181,832 for the first six months of 2001 as compared to net cash provided by operating activities of $280,718 for the comparable period in 2000. The decrease in net cash provided in 2001 was primarily due to an increase in accounts receivable of $239,320. The increase in accounts receivable principally relate to unpaid charges for shipments made to a related party and unpaid cancellation charges billed to our principal customer.

     For the six months ended June 30, 2001, cash decreased by $181,832 to $208,696.

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







                                     8

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ORS AUTOMATION, INC.
                           (Registrant)


Date:   August 14, 2001                        /s/ Edward Kornstein

                                                 Edward Kornstein
                                                   President
                                     (Principal Accounting Officer)













                                    9