Form 10QSB
period 2001-09-30
ORS AUTOMATION INC
filed 2001-11-19
CIK 350524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

              For the quarterly period ended   September 30, 2001

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

     As of October 31, 2001, 8,758,443 shares of the registrants Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Format.  Yes____ No__X__






                              ORS AUTOMATION, Inc.


                              INDEX TO FORM 10-QSB
                               September 30, 2001

                                                             Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - September 30, 2001              3

      Unaudited Statements of Operations and Accumulated
                Deficit for the Three and Nine Months
                Ending September 30, 2001 and 2000.             4

      Unaudited Statements of Cash Flows for the Nine
                  Months Ending September 30, 2001 and 2000.    5

      Notes to Financial Statements.                            6

   Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.             7,8

Part II - Other Information                                     9

Signatures                                                      9

                                      2
                               ORS AUTOMATION, INC.
                             UNAUDITED BALANCE SHEET
                                SEPTEMBER 30, 2001

       ASSETS

Current Assets:
  Cash                                         $      296,442
  Accounts receivable                                 353,801
  Inventory, net                                       64,473
  Prepaid expenses                                        584
                                               --------------
       Total Current Assets                           715,300

Property and Equipment, net                             3,402
                                               --------------
       TOTAL ASSETS                            $      718,702
                                               ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses        $       10,798
                                               --------------
       Total Current Liabilities                       10,798

Note Payable - related party                          166,102
Accrued interest payable - related party              323,893
                                               --------------
       Total Liabilities                              500,793

Stockholders' Deficit:
  Preferred stock                                      10,000
  Common stock                                        129,584
  Capital in excess of par value                   24,914,163
  Accumulated deficit                             (24,835,838)
                                                --------------
       Total Stockholders' Equity                     217,909
                                                -------------

       TOTAL LIABILITIES & STOCKHOLDERS'
         EQUITY                                $      718,702
                                               ==============











The Notes to Financial Statements are an integral part of this statement.
                                    3


                        ORS AUTOMATION, INC.
                   UNAUDITED STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2001 AND 2000

                                Three Months                  Nine Months
                            Ended September 30,          Ended September 30,
                            -------------------          -------------------
                               2001      2000              2001     2000
                               -----     ----              -----    -----

Sales                        $  17,064   $312,932     $  559,052  $1,039,949
Cost of Goods Sold              90,629    193,638        420,561     603,588
                             ---------   --------     ----------  -----------
     Gross Profit (Loss)       (73,565)   119,294        138,491     436,361

Administrative, Marketing
  and General Expenses          85,791    139,778        328,420     335,066
                              --------    -------      ---------   ---------
Income (Loss) From Operations (159,356)   (20,484)      (189,929)    101,295

Other (Income) Expense:
  Interest income               (2,748)    (6,778)       (10,468)    (16,087)
  Change in estimate of state
   Priority tax claims payable     --        --          (30,049)       --

  Interest expense               4,983      5,270         15,523      15,810
  Deprecation and amortization   1,252      1,619          3,756       4,857
                               --------  --------       --------     --------
     Total Other (Income)
       Expenses, net             3,487        111         21,238       4,580
                                -------  --------       ---------     -------

Income (Loss) Before Provision
  for Income Taxes                 --     (20,595)           --      96,715

Provision for (Benefit From)
  Income Taxes                     --      (2,824)           --        9,024
                             ----------  ---------    -----------   --------
Net Income (Loss)            $(162,843)  $(17,771)    $ (168,691)   $ 87,691
                             ==========  =========    ===========   ========
Basic Earnings (Loss) Per
  Common Share               $    (.01)  $   (.00)    $     (.01)   $    .00
                             ==========  =========    ===========   =========
Common Shares Used in Computing
  Basic Earnings (Loss) Per Common
  Share                     20,758,443 20,082,443     20,758,443  20,082,443
                            ========== ==========     ==========  ==========







The Notes to Financial Statements are an integral part of these statements.
                                    4

                               ORS AUTOMATION, INC.
                        UNAUDITED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2001 AND 2000

                                                         2001          2000
                                                         ----          ----
Cash Flows From Operating Activities:
  Net Income                                        $ (168,691)   $   87,691
  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                      3,756         4,857
      Change in estimate of state priority tax claim   (29,475)         --
      Cash provided by (used in) changes in:
        Accounts receivable, net                       (16,494)      228,388
        Inventory, net                                  90,570       (51,148)
        Prepaid expenses                                   652         1,388
        Accounts payable and accrued expenses            2,659        69,370
        Accrued interest payable - related party        14,949        14,949
        Priority tax claims payable - interest             --            861
        Income taxes payable                             7,988        (2,000)
                                                       -------        -------
          Net Cash Provided By (Used In)
            Operating Activities                       (94,086)      354,356

Cash Flows From Investing Activities:
  Purchase of property and equipment                       --            --
  Proceeds from sale of short-term investments             --            --
          Net Cash Provided By (Used In)               --------      --------
            Investing Activities                           --            --

Net  Increase (Decrease) in Cash                       (94,086)      354,356

Cash at Beginning of the Period                        390,528       156,718
                                                    ----------    ----------
Cash at End of the Period                           $  296,442    $  511,074
                                                    ==========    ==========


Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:
    Interest                                        $      --      $      --
    Income taxes                                    $      --      $   10,801










The Notes to Financial Statements are an integral part of these statements
                                   5


                           ORS AUTOMATION, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of September 30, 2001 and 2000 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months and nine months ended September 30, 2001 and 2000 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 2000.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are outstanding at October 31, 2001.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of October 31, 2001, 8,758,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at October 31, 2001.

Note 3 - Income Per Share

     Income per share has been computed based upon the weighted average number of shares of the sum of both common stock and Class A common stock outstanding during the period.



                                    6

                            ORS AUTOMATION, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

GENERAL

        In 2001, ORS suffered the loss of all of the business from its principal customer which accounted for 73% of sales in 2000. In the third quarter of 2001, ORS was advised by its remaining major customer and principal shareholder, Affiliated Manufacturers, Inc., accounting for 21% of sales in 2000, that it did not anticipate making purchases for the remainder of 2001 and extending through 2002. Due to the current world-wide economic slump and in particular, the major decline in electronics manufacturing activity, ORS has not been able to replace this lost business and there are currently no prospects on the horizon.

        Based on the current state of affairs, after paying operating expenses and other employee costs for the fourth quarter of 2001, ORS will not have sufficient cash to continue operations after December 31, 2001. After December 31, 2001, ORS will continue its corporate existence and look for opportunities to maximize the value of its tangible and intangible assets.


                           RESULTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
       COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Sales for the three month period ended September 30, 2001 decreased 95% to $17,064 compared to $312,932 for the three month period ended September 30, 2000. This decrease was primarily due to a reduction in sales as a result of the loss of business from our principal customer. Sales for the nine month period ended September 30, 2001 decreased 46% to $559,052, compared to $1,039,949 for the nine month period ended September 30, 2000.

The gross profit percentage decreased to 25% for the nine month period ended September 30, 2001 as compared to 42% for the nine month period ended September 30, 2000. We had a gross loss of $73,565 in the three months ended September 30, 2001, as compared to a gross profit of $119.294 for the three months ended September 30, 2000.

The Company's administrative, marketing and general expenses decreased by 39% to $85,791 from $139,778 and by 2% to $328,420 from $335,066, respectively, for the three and nine month periods ended September 30, 2001. This decrease was primarily due to the cutbacks in contract personnel in engineering development and marketing implemented in the third quarter to help meet our cost cutting objectives.





                                   7

The loss from operations for the three month and nine month periods ended September 30, 2001 was $159,356 and $189,929, respectively, as compared to loss from operations of $20,484 for the three months ended September 30, 2000 and income from operations of $101,295 for the nine month period ended September 30, 2000. The loss was primarily due to the Company's inability to generate new sales to replace the loss of business from our principal customers.

The Company had interest income of $2,748 and $10,468, respectively, for the three and nine months ended September 30, 2001 as compared to interest income of $6,778 and $16,087 for the comparable periods in 2000. The decrease in interest income was not only due to less principal available, but also due to falling interest rates.

As a result of the foregoing and the decrease of $30,049 held in reserve for the estimate of state priority tax claims payable, resulted in a loss before taxes for the three and nine month periods ended September 30, 2001 of $162,843 and $168,691, respectively, as compared to a loss before taxes of $20,595 and income before taxes of $96,715, respectively for the comparable periods in 2000. The Company had a benefit from taxes of $2,824 for the three months ended September 30, 2000 and a provision for taxes of $9,024 for the nine months ended September 30, 2000. As a result of the foregoing, net loss was $162,843, or $0.01 per share for the three months ended September 30, 2001 and net loss was $168,691 or $0.01 per share for the nine months ended September 30, 2001, as compared to net loss of $17,771, or $0.00 per share, and net income of $87,691, or $0.00 per share, respectively, for the comparable periods in 2000.

LIQUIDITY AND CAPITAL RESOURCES

ORS has been able to meet its working capital requirements from funds generated from past operations. However, as discussed above, ORS has not been able to replace the loss of business when our principal customer terminated the purchase of our products. In addition, there are no prospects for sales for the remainder of 2001 and 2002. As a result, ORS will not be able to continue operations after December 31, 2001.

Net cash used by operating activities was $94,086 for the first nine months of 2001 as compared to net cash provided by operating activities of $354,356 for the comparable period in 2000. The increase in net cash used in 2001 was primarily due to net loss from operations as adjusted for depreciation and amortization of $164,935, offset by a net decrease in inventory of $90,570.

For the nine months ended September 30, 2001, cash decreased by $94,086 to $296,442.

Statements on this Quarterly Report on Form 10-QSB which expresses that the Company "believes", "anticipates", or "plans to ...", as well as other statements that are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. The Company does not intend to update these forward looking statements.
                                 8


                       PART II - OTHER INFORMATION

   Item 6   Exhibits and Reports on Form 8-K

         On September 20, 2001, the Company filed a Form 8-K, containing disclosures for Item 5, Other Events, and on November 13, 2001, the Company filed a Form 8-K/A containing disclosure for Item 5, Other Events.



                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ORS AUTOMATION, INC.
                           (Registrant)



Date:   November 19, 2001              /s/ Edward Kornstein
                                         Edward Kornstein
                                            President
                                           (Treasurer)












                                  9