Form 10KSB
period 2001-12-31
ORS AUTOMATION INC
filed 2002-03-27
CIK 350524

----------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
           ------------------------------------------------------

                                FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                   SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2001
   ______________________________________________________________

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

              10 Channing Way, Princeton Junction, New Jersey
                  (Address of principal executive offices)

           08543                           (609) 924-1667
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

     State issuer's revenues for its most recent fiscal year:  $706,722

     As of March 1, 2002, the aggregate market value of the voting stock
held by non-affiliates of the registrant was:   $71,621.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court. Yes  /X/   No

     As of March 1, 2002, 8,758,443 shares of the registrants Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Disclosure Format:  Yes   No /X/


                              PART 1

Item 1.  Description of Business

(a)  State of Incorporation; Offices and Facilities

          ORS Automation, Inc. ("ORS"), the registrant, was incorporated under the laws of the State of Delaware in 1968 and commenced operations in 1972.
The Company closed its production facilities on December 28, 2001. Effective January 1, 2002, ORS no longer conducted operations and moved its administrative office to 10 Channing Way, Princeton Junction, New Jersey 08550.

(b) Nature of Business

          In the fiscal year ended December 31, 2001, ORS was primarily engaged in the production and sale of computer-based vision products for automatic part alignment, machine guidance, identification, inspection, control of industrial processes and visual sensing systems for use with industrial automation equipment. These products and control systems were sold to machine manufacturers who then incorporated them into their machines which were sold to the end user. The end users were typically automated, high volume electronic circuit and component manufacturers globally located.

(c) Corporate Developments -- ORS Ceases Operations

          Due to the nature of its business, which required close working relationships with its customers, ORS had always depended on a few major customers that could be supported by its engineering department. A principal customer of ORS, which accounted for 69% of sales in 1999 and 73% of sales in the first three quarters of 2000 decided to manufacture in-house the products it was purchasing from ORS, and canceled substantially all outstanding purchase orders with ORS. In the third quarter of 2001, ORS was advised by its remaining major customer and principal shareholder, Affiliated Manufacturers, Inc., accounting for 21% of sales in 2000, that it did not anticipate making purchases for the remainder of 2001 and extending through 2002. Due to the current world-wide economic slump and in particular, the major decline in electronics manufacturing activity, ORS was not able to replace this lost business.

         Based upon these conditions, after paying employee costs through the fourth quarter of 2001, ORS did not have sufficient cash to continue in operation after December 31, 2001. Thus, effective January 1, 2002 ORS no longer conducted operations. Although ORS maintains an administrative office, its principal function on and after January 1, 2002 is to look for opportunities to maximize the value of ORS tangible and intangible assets.

 (d) Company's Technology

          For the fiscal year ended December 31, 2001, ORS's area of business was machine vision technology which evolved out of digital image processing research conducted in the past two decades. With lower costs and greatly increased speeds made possible by advances in micro-electronics, machine vision became practical for industrial use.

          ORS vision systems were specifically oriented toward the recognition of visual patterns to determine an object's identity, position and quality. This information was used in conjunction with computer-based automation to control processes, machines and production quality. The principal vision products produced by ORS were comprised of a range of proprietary software processing algorithms, signal processors, and peripheral equipment. Where possible, these products utilized commercially available hardware components

                               2
(e.g. television cameras, analog to digital converters, digital storage devices, display devices and microcomputers). With these capabilities, ORS's products were used to provide guidance information to automatic precision machinery, primarily in the electronics manufacturing area.

 (e) Products

          Since 1986, ORS had concentrated its resources in refining and expanding guidance applications for stencil and screen printers used in the manufacture of electronic circuit boards and micro-circuit printing on ceramic substrates. The resulting units had high processing speeds with the flexibility to make them cost-effective in the factory environment. ORS' principal product in this area was "i-lign", which automatically and precisely positions patterned materials for further processing such as printing, and for other processing with various machine tools.

          During the fiscal year ended December 31, 2001, ORS tried to expand the market niches in which it has demonstrated technical and marketing capability, namely alignment systems and machine control applications. In these markets, ORS emphasized the factory-ready nature of its products and its experience in automation in the electronics industry, to provide a cost-justified return to both equipment manufacturers and end user customers. ORS' attempts to expand its sales were unsuccessful.

(f) Manufacturing

          During the fiscal year ended December 31, 2001, ORS assembled its vision and control products entirely from electronics and other components purchased from nonaffiliated supply sources. The major components of the products (cameras, display devices, microcomputers, controls, mechanical assemblies and cabinets) were available from various sources. To these, ORS added its proprietary software and graphical user interfaces.

 (g) 2001 Sales

          ORS sold its products principally to manufacturers of automation equipment for the electronics industry. Sales of $706,722 during the 2001 fiscal year were down 46% from sales of $1,299,287 for the 2000 fiscal year. This sharp reduction in sales with no prospects on the horizon led to the decision to terminate operations as of January 1, 2002

 (h) Patents and Trademarks

          ORS holds United States Patent No. 3,877,019, titled "Photo-measuring Materials Device for Computer Storage of Photographic and Other Materials", granted April 8, 1975; No. 3,908,078, titled "Method and Apparatus for Digital Recognition of Objects Particularly Biological Materials", granted September 23, 1975; No. 4,613,269, titled "Robotic Acquisition of Objects By Means Including Histogram Techniques", granted September 23, 1986 and No. 4,642,813, titled "Electro-Optical Quality Control Inspection of Elements on a Product", granted February 10, 1987. Although ORS relied primarily on its technological know-how and expertise in the field of machine vision, some products were nevertheless based, in part, on the technology underlying these patents. No assurance can be given as to the validity and scope of the protection provided by these patents.

          ORS holds and used several registered trademarks. "ORS" was used as a general identifying symbol in respect of its Products. "i-bot" was used in conjunction with systems when adapted for use with industrial robots and the related electronic grippers. "FLEXVISION" identified a flexible image computer. The alignment products were identified by "i-lign" and circuit board inspection systems were identified by "i-flex". ORS has also copyrighted critical software.
                                  3


(i) Product Development

          During fiscal years 2001 and 2000 ORS expended approximately
$185,440 and $229,630, respectively, on software and product development activities. The product development in 2001 continued the development of more artificial intelligence in the vision algorithm setups. Using expert system rules-based algorithms, a complete point and click setup wizard allowed optimized program settings without requiring vision system expertise on the part of the end user. Even though existing software was restructured in fiscal 2001to make it more general and easier to merge with potential customer's proprietary software, no significant sales resulted from these efforts in fiscal 2001.

(j) Competition

          ORS believes that there are a substantial number of competitors in the automatic machine vision identification, inspection and control markets in which ORS' products compete. Recently several of these competitors have merged to improve their market position. There are several products now available that perform functions similar to those performed by existing ORS products and those that ORS intended to produce. Presently the field appears to be dominated by a few companies, the most prominent being Cognex, Robot Vision Systems, Electro Scientific Industries, CyberOptics and Omron Electronics, all of whom have experienced significant decreases in sales and profits. These companies possess financial resources and research and development staffs far greater than those of ORS and have a greater ability to survive in the present economic environment.

(k) Employees

          As a result of ORS ceasing its operations as of December 31, 2001, all ORS employees were terminated. Effective January 1, 2002, ORS had no employees.

Item 2.  Description of Property

          As a result of ORS ceasing its operations, December 31, 2001, ORS relinquished 7,695 square feet of leased office and engineering space at 402 Wall Street, Princeton, New Jersey 08540. Effective January 1, 2002, records are temporarily being stored in a segregated area at the offices of Affiliated Manufacturers, Inc. located at 3087 U.S. Highway 22, North Branch, New Jersey, 08876 at no cost to the company. ORS administrative functions are being conducted rent free at 10 Channing Way, Princeton Junction, New Jersey 08550.


Item 3. Legal Proceedings

          There are no known legal actions in which ORS is a party.

Item 4.  Submission of Matters to a Vote of Security Holders
          None










                                  4
                               PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

          On October 15, 1986, ORS' common stock was delisted from NASDAQ for failure to meet the minimum capital and surplus requirements of the NASD By-Laws. Since there are no market makers for ORS' stock, trading, if any, has been sporadic. As of December 31, 2001 there were 548 holders of record of ORS' common stock.

          ORS has neither declared nor paid any dividends on its shares of Common Stock or Preferred Stock since its inception. Any decision as to the future payment of dividends will depend on the earnings and financial position of ORS and such other factors as the Board of Directors deems relevant.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The table below presents selected financial data for ORS for the past two years.

  Results of Operations
For The Year Ended December 31,         2001                    2000
-------------------------            -------------         -------------
 Sales                                $ 706,722            $ 1,299,287

 (Loss) Income From Operations         (375,050)                16,066

 Net (Loss) Income                     (343,899)                 8,885

 Basic Earnings (Loss) per Common Share   (0.02)                 0.00

 Financial Position at
    December 31,

 Total Assets                        $    71,012            $   899,260

 Total Liabilities                        28,311                512,660

 Shareholder's Equity                     42,701                386,600

     As discussed in the notes to the financial statements, a significant portion of ORS' sales were to two major customers. The loss of one of these customers in 2000 and the reduction in sales to the other major customer resulted in no foreseeable backlog in 2002. Due to the current world-wide economic slump and in particular, the major decline in electronics manufacturing activity, ORS was unable to replace this lost business.

     Based upon these conditions, after paying employee costs through the fourth quarter of 2001, ORS did not have sufficient cash to continue in operation after December 31, 2001. Thus, effective January 1, 2002, ORS no longer conducted operations. Although ORS maintains an administrative office, its principal function on and after January 1, 2002 is to look for opportunities to maximize the value of ORS' tangible and intangible assets.

     The cost of the components for ORS' products (primarily electronic components) had been decreasing in recent years, whereas the capacity and capability of such items had been increasing. ORS' strategy was thus to increase its software emphasis, however, as ORS increased its software emphasis, product development labor costs increased. Therefore, ORS had to increase the sales of its products and improve margins in order to generate sufficient cash to continue operations. Due to market conditions, ORS was not able to achieve these objectives.

                                    5
                          Results of Operations

     Comparing the results of operations of fiscal 2001 with fiscal 2000, sales of $706,722 for 2001 decreased approximately 46% from 2000 sales of $1,299,287. Affiliated Manufacturers, Inc., ("AMI"), which has a controlling interest in ORS, accounted for 43% of the sales in 2001 compared with 21% of sales in 2000. In the third quarter of 2001, ORS was advised by AMI that it did not anticipate making any more purchases in 2001 and 2002 because it had sufficient inventory of ORS product.

     The gross profit decreased to 10% of sales in 2001 as compared to 35% of sales in 2000. This decrease was largely due to competitive price pressures and having to sell in a marketplace with a downturn in demand and the loss of sales to principal customers. Administrative, Marketing and General expenses remained Approximately the same at $448,316 for fiscal 2001 as compared to $441,720 for fiscal 2000.

     Software and product development expense decreased 19% to approximately $185,440 in 2001 compared to approximately $229,630 in 2000. This decrease was primarily due to reduced efforts related to new product development while concentrating on preparation of existing products to make them more acceptable for licensing agreements.

     The loss from operations for the year ended December 31, 2001 was $375,050, as compared to income from operations of $16,066 for the year ended December 31, 2000. As discussed above, our principal customer, who accounted for 69% of sales in 1999 and 73% of sales in the first three quarters of 2000 decided to manufacture in-house the products it was purchasing from ORS, and canceled substantially all outstanding purchase orders with ORS. In the third quarter of 2001, ORS was advised by its remaining major customer and principal shareholder, Affiliated Manufacturers, Inc., accounting for 21% of sales in 2000, that it did not anticipate making purchases for the remainder of 2001 and extending through 2002.

      In 2001, ORS had "Other Income" of $31,151 as compared to "Other Expenses" of $5,264 in 2000. As a result, loss before provision for income taxes was $343,899 for 2001, as compared to net income before provision for income taxes of $10,802 for 2000. At December 31, 2001 and December 31, 2000 there were no remaining state net operating loss carryforwards, resulting in a provision of $1,917 for state income tax in 2000. Net loss for 2001 was $343,899 as compared to income of $8,885 for 2000. There was no provision for federal income taxes as a result of ORS' net operating loss carryforwards.

                        Liquidity and Capital Resources

      As of December 31, 2001, the Company owed AMI a note payable plus accrued interest. The principal amounted to $166,102. Accrued interest was calculated using simple interest at a rate of 12% per annum and amounted to $323,893. As of December 31, 2001, accounts receivable from this related party amounted to $489,995.

     In the third Quarter of 2001, AMI, a principal shareholder and principal customer of the Company, indicated that it did not anticipate making any purchases of the Company's products and services for the remainder of 2001 and 2002, and that rather than paying the Company $489,995 owed to the Company, it would offset those accounts receivable against notes and accrued interest, which the Company owes to AMI. As of December 31, 2001, the two companies agreed to offset the payables and receivables in the amount of $489,995.





     Based on the foregoing, ORS determined that its available cash flow would only allow it to continue operations until December 31, 2001, unless it was able to generate new sales of its products and services during that period of time. ORS was unable to generate new sales during that period. Thus, effective December 31, 2001, ORS ceased its operations.

     In 2001, operating activities used $332,616, principally from the operating loss of $343,899. An increase in accounts receivable of $137,739 was offset by a decrease in Inventory of $155,043 and a re-evaluation of priority tax claims and interest allowances of $29,475. Accounts payable increased $20,172 primarily due to a negotiated agreement to pay former employee's medical insurance premiums until December 31, 2002. In 2000, operations activities provided $233,810, principally from a decrease in accounts receivable of $200,000, an decrease in inventory of $16,374, offset by income from operations.

      As a result of the foregoing, ORS had a net decrease in cash in 2001 of $320,622 which resulted in cash on hand at December 31, 2001 of $69,906.


     Total stockholder's equity of $386,600 in 2000 decreased to a stockholder's equity of $42,701 in 2001.

     After paying employee costs through the fourth quarter of 2001, ORS did not have sufficient cash to continue in operation after December 31, 2001. Thus, effective January 1, 2002, ORS no longer conducted operations. Although ORS maintains an administrative office, its principal function on and after January 1, 2002 is to seek opportunities to maximize the value of its tangible and intangible assets.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None




                                 Part III

Item 9.  Directors and Executive Officers of the Registrant

        On September 20, 2001 two directors of the Company, William Trautman and Howard W. Imhof, resigned as directors of the Company. In the resignations, the directors did not state any disagreements with the Company on any matter relating to the Company's operations, policies or practices. As a result of these resignations, Edward Kornstein, the President of the Company, is currently the Company's sole director.

The directors and executive officers of the Company are:

Name               Positions with registrant         Has served as
                   and age as of March 1, 2002      director since
-----------       ---------------------------      -------------

Edward Kornstein         Chairman of the Board           1991
                         Chief Executive Officer
                         and Treasurer, 72

Patricia Newbill         Secretary, 69                   ----


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


Item 10.  Executive Compensation

     The following summary compensation table sets forth all compensation paid by ORS during the fiscal years ended December 31, 2001, 2000 and 1999 in all capacities for the accounts of the Chief Executive Officer (CEO) and President.

Name and Principal                  Annual           Restricted
         Position           Year      Compensation      Stock Awards
     -------------------    -----      ----------         ----------

Edward Kornstein,            2001       $ 40,181              0
   President/CEO             2000       $ 43,563           200,000
                             1999       $ 55,262              0

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

Item 11.  Security Ownership of Certain Beneficial Owners
           and Management

     The following table sets forth the number and percentage of the shares of ORS' voting stock owned as of March 1, 2002 by all persons known to ORS who own more than 5% of the outstanding number of such shares, by all directors of ORS, and by all officers and directors of ORS as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.


  Title                      Number of Shares             Percent
 of Class       Name         Beneficially Owned           of Class
----------     -------       --------------------         -------

  Common  Affiliated           13,076,250                  63.0%
          Manufacturers Inc.
          U.S.Highway 22, P.O.
          Box 5049 North
          Branch, NJ 08876

  Common  Edward Kornstein        520,064                   2.5%
          Chairman, CEO,
          Director,
          ORS Automation, Inc.
          P.O. Box 2215
          Princeton, NJ 08543

  Common  All Directors and       520,064                   2.5%
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


Item 12. Certain Relationships and Related Transactions

     Affiliated Manufacturers, Inc., a principal shareholder of ORS, currently holds a first priority secured note from ORS. As of December 31, 2001, the principal amounted to $166,102 and the accrued interest, which is being calculated using simple interest on a quarterly basis at a rate of 12% per annum, amounted to $323,893. No payments were made to Affiliated

                                9
Manufacturers, Inc. in 2001 and 2000.

     Sales to Affiliated Manufacturers, Inc. for the years ended December 31, 2001 and 2000 were $301,819 and $271,824, respectively. The sales represent approximately 43% and 21%, respectively, of the total sales of ORS for those years. At December 31, 2001 and December 31, 2000, accounts receivable from Affiliated Manufacturers, Inc. amounted to $489,995 and $250,677, respectively. As of December 31, 2001, the two companies agreed offset the payables and receivables in the amount of $489,995.



                                 PART IV


Item 13.  Exhibits List and Reports on Form 8-K

     (a) Reports on Form 8-K

              (1) On September 20, 2001, ORS filed a Form 8-K listing matters under Item 5, involving resignations of two directors and adverse developments with a principal customer.

              (2) On November 13, 2001, ORS filed a Form 8-K/A amending certain items in the Form 8-K filed on september 20, 2001.



     (b) Exhibits

         See Page 11 for a List of Exhibits.






























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

Incorporated by reference         10(c)         Amendment "F" to Lease by and
To Exhibit 10(c) to Form                        between ORS Automation, Inc.
10KSB, for the year ended                       and SLM II dated July 7,2000.
December 31, 2000
                                 11



                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ORS AUTOMATION, INC.
                                (Registrant)

    By:  ______/s/ Edward Kornstein______     Dated:  March 28, 2002
         Edward Kornstein, Chairman, President

     In Accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                Date          Position with Registrant
          ------------        ------------      -----------------------

  /s/ Edward Kornstein         3/28/02          Chairman, CEO, Treasurer
                                                (Chief Financial Officer)







































                          ORS AUTOMATION, INC.

                          FINANCIAL STATEMENTS

                            DECEMBER 31, 2001















































                                   F-1

                          ORS AUTOMATION, INC.
                     CONTENTS TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001

                                                                 Page


Independent Auditors' Report                                     F-3


Balance Sheet
December 31, 2001                                                F-4


Statements of Operations
For the Years Ended December 31, 2001 and 2000                   F-5


Statements of Stockholders' Equity
For the Years Ended December 31, 2001 and 2000                   F-6


Statements of Cash Flows
For the Years Ended December 31, 2001 and 2000                   F-7


Notes to Financial Statements                                    F-8 - F-12

































                                       F-2



                             WithumSmith+Brown
                         A Professional Corporation
                  Certified Public Accountants & Consultants
                              P. O. Box 646
                             81 Park Avenue
                         Flemington, NJ  08822


INDEPENDENT AUDITORS' REPORT



To the Board of Directors,
ORS Automation, Inc.:

We have audited the accompanying balance sheet of ORS Automation, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ending December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORS Automation, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1B to the financial statements, the Company, as of December 31, 2001, has ceased business operations. In order to begin operations again, the Company requires additional capital infusions to acquire or develop business opportunities. If management is unsuccessful in this regard, they would seek to sell or dissolve the Company. These factors raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WithumSmith+Brown
Flemington, NJ
February 25, 2002









                                      F-3





                           ORS AUTOMATION, INC.
                               BALANCE SHEET
                             DECEMBER 31, 2001

           ASSETS

Current Assets:
      Cash                                              $       69,906
      Prepaid expenses                                           1,106
                                                         -------------
           TOTAL ASSETS                                 $       71,012
                                                        ==============
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and accrued expenses             $       28,311

Stockholders' Equity:
      Preferred stock                                           10,000
      Common stock                                             129,584
      Capital in excess of par value                        24,914,163
      Accumulated deficit                                  (25,011,046)
                                                         --------------
           Total Stockholders' Equity                           42,701
                                                         --------------
           TOTAL LIABILITIES AND STOCKHOLDERS'
                   EQUITY                                $      71,012
                                                         =============





























    The Notes to Financial Statements are an integral part of this statement
                                       F-4



                          ORS AUTOMATION, INC.
                        STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                             2001                    2000
                                            ------                  -----
Sales, Net                             $      706,722        $   1,299,287

Cost of Goods Sold                            633,456              841,501
                                           ----------           ----------
         Gross Profit                          73,266              457,786

Administrative, Marketing and General
  Expenses                                    448,316              441,720
                                          -----------           -----------
(Loss) Income From Operations                (375,050)              16,066

Other Income (Expense):
       Gain on sale of fixed assets             9,844                  --
       Interest income                         11,788               22,292
       Interest expense                       (15,522)             (21,080)
       Depreciation                            (5,008)              (6,476)
       Change in estimate of state priority
         tax claims  payable                   30,049                  --
                                          ------------           -----------
          Total Other Income (Expense), Net    31,151               (5,264)
                                          ------------           -----------
(Loss) Income Before Provision for
        Income Taxes                         (343,899)              10,802

Provision for Income Taxes                       --                  1,917
                                          ------------           ----------
Net (Loss) Income                      $     (343,899)    $          8,885
                                       ==============     =================
Basic Earnings (Loss) Per Common Share $         (.02)    $            .00
                                       ==============     ================
Common Shares Used in Computing Basic
  Earnings (Loss) Per Common Share         20,758,443           20,702,110
                                        ==============     ================





















 The Notes to Financial Statements are an integral part of these statements
                                         F-5





                         ORS AUTOMATION, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                        Preferred Stock           Class A Common Stock
                      Shares    Par Value          Shares    Par Value
                    ---------   --------       -----------  -----------

Balance at
Dec. 31, 1999      1,000,000         10,000     12,000,000       42,000

Net Income             -              -             -               -

Balance at
Dec. 31, 2000      1,000,000      $  10,000     12,000,000     $ 42,000

Net Loss               -              -             -               -

Balance at
Dec. 31, 2001      1,000,000      $  10,000     12,000,000     $ 42,000
                  ============    ==========    ===========    ========



           Common Stock       Capital in    Accumulated          Total
         Shares    Par Value  Excess of Par   Deficit      Stockholders
                                    Value                      Equity
         ---------   --------   -----------  -----------  ------------

Balance at
Dec. 31, 1999
        8,082,443   $80,824   $24,914,163  ($24,676,032)    $370,955

Net Income
             -           -          -             8,885        8,885

Issuance of Common Stock
  For Services Rendered
          676,000     6,760         -             -            6,760
      -----------   --------   ----------   -----------      ---------
Balance at
Dec. 31, 2000
       8,758,443     87,584    24,914,163   (24,667,147)      386,600

Net Loss                                       (343,899)     (343,899)

Balance at
Dec. 31, 2001
      8,758,443     $87,584   $24,914,163  ($25,011,046)      $42,701
      =========     =======   ===========   ============      =======






The Notes to Financial Statements are an integral part of these statements
                                 F-6


                            ORS AUTOMATION, INC.
                          STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                  2001                  2000
                                                  ----                  ----
Cash Flows From Operating Activities:
    Net income (loss)                        $    (343,899)     $      8,885
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
       Common stock issued for services rendered      --               6,760
       Change in estimate of state
           priority claims                         (29,475)            1,148
       Depreciation                                  5,008             6,476
       Gain on sale of property and equipment       (9,844)              --
       Cash provided by (used in) changes in:
          Accounts receivable, net                (137,739)          200,158
          Inventory, net                           155,043            16,374
          Prepaid expenses                            (114)              682
          Accounts payable and accrued expenses     20,172           (16,373)
          Income taxes payable                       8,232            (2,000)
          Prepaid income taxes                        --              (8,323)

          Accrued interest payable-note payable-
              related party                           --              19,932
                                                  ----------       ----------
               Net Cash Provided by (Used In)
                 Operating Activities             (332,616)          233,810

Cash Flows From Investing Activities:
    Proceeds from sale of property and equipment    11,994              --
                                                 ----------         --------
Net  Increase (Decrease) in Cash                  (320,622)          233,810

Cash at the Beginning of the Year                  390,528           156,718
                                                 ----------         ---------
Cash at the End of the Year                  $      69,906      $    390,528
                                              =============      ============

Supplemental Disclosure of Cash Flow Information:
                                                     2001             2000
                                                     ----             ----
       Cash paid during the year for:
               Interest                      $        --        $      --
               Income taxes                  $        --        $      9,801


Supplemental Schedule of Non-Cash Investing and Financing Activities:

     In December 2001, the Company entered into a settlement agreement with its majority stockholder, AMI, regarding accounts receivable, notes payable and interest payable. See Note 4C








 The Notes to Financial Statements are an integral part of these statements
                                     F-7

                       ORS AUTOMATION, INC.
                    NOTES TO FINANCIAL STATEMENTS

Note  1 - Summary of Significant Accounting Policies:

            A. Nature of the Business
                 ORS Automation, Inc. is primarily engaged in the production and sales of microcomputer based hardware and software vision products for automatic control of industrial processes. The products are supplied as sub-assemblies or add-ons to machine manufacturers, who incorporate these products into their equipment.

            B. Basis of Presentation
                 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has ceased operations as of December 31, 2001. In order to begin operations again, the Company requires additional capital infusions to acquire or develop business opportunities. If management is unsuccessful in this regard, they would seek to sell or dissolve the Company. These factors raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            C.  Concentration of Credit Risk
                 The Company maintains its cash and cash equivalents in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits.
                 As part of its cash management process, the Company periodically reviews the relative credit standing of these banks.

            D.  Revenue Recognition
                 Sales of products are recorded in the period the units are shipped.

            E.  Estimates
                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


             F.  Income Taxes:
                 Deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on the Company's various income tax returns for the year reported. The Company's only significant deferred tax items are net operating loss carryforwards.




                                 F-8




                           ORS AUTOMATION, INC.
                       NOTES TO FINANCIAL STATEMENTS

Note  1 - Summary of Significant Accounting Policies (Cont'd):

            G.  Fair Value of Financial Instruments:
                 The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

            H.  Effect of New Accounting Pronouncements
                 In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 1010"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB 101 as required in the first quarter of 2000. The adoption did not have an effect on their results of operations.

Note  2 - Preferred and Common Stock:

            The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are issued and outstanding at December 31, 2001 and 2000, respectively. No dividends have been declared by the Board of Directors. This preferred stock has no liquidating preferences.

            The common stock of the Company has a par value of $.01 per share, 10,000,000 shares have been authorized and 8,943,889 and 8,943,889 have been issued as of December 31, 2001 and December 31, 2000, respectively. As of December 31, 2001 and 2000, 8,758,443 and 8,758,443 shares are outstanding, respectively. The difference between issued and outstanding shares represent shares that have been canceled pursuant to the Company's April 8, 1991 Plan of Reorganization.

            The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are issued and outstanding at December 31, 2001 and 2000

            Both common stock and Class A common stock have the same voting rights.















                                    F-9


                             ORS AUTOMATION, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note  3 - Earnings Per Share:

            The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share would be computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to other outstanding options, warrants, etc. to purchase common stock. For the years ended December 31, 2001 and 2000, the Company had no such potential dilutive securities, hence, only basic earnings (loss) per share is presented.

Note  4 - Related Party Transactions:

            As of December 31, 2001 and 2000, Affiliated Manufactures, Inc.
            (AMI) controlled approximately 12% of the outstanding common stock; 100 percent of the outstanding Class A - common stock, which collectively represents approximately 63% of the outstanding common stock, and 100 percent of the outstanding preferred stock of the Company.

            A. Note Payable

                As of December 31, 2001, (prior to settlement) the Company owed AMI a note payable plus accrued interest. The principal amounted to $166,102. Accrued interest was calculated using simple interest at a rate of 12% per annum and amounted to $323,893. This note payable and accrued interest was eliminated as a result of a related party settlement. See Note 4C.

            B. Sales

                Sales to AMI for the years ended December 31, 2001 and 2000 were $301,819 and $271,824, respectively, which represented 43% and 21% of net sales.

                       C. Settlement with Majority Stockholder

                 In December 2001, the Company entered into an agreement with its majority stockholder, AMI, to offset the note payable plus accrued interest due to AMI, with accounts receivable due from AMI. The following is a summary of these non-cash transactions.

                      Accounts receivable, AMI              $ 489,995
                      Notes payable, AMI                     (166,102)
                      Accrued interest, AMI                  (323,893)
                                                             ---------
                           Net Effect                      $    --
                                                            =========







                                   F-10



                          ORS AUTOMATION, INC.
                     NOTES TO FINANCIAL STATEMENTS

Note 5 - Major Customer:
            The following summarizes the non-related party sales and the percentage to total sales for the Company's major customer for years ended December 31:

                                         Sales       Percent
                                        -------      --------
                    2001             $     --            -- %
                    2000             $  948,011          73 %

            There is no major customer accounts receivable balance at December 31, 2001.

Note 6 - Income Taxes:
            The provision for income taxes consist of the following for the years ended December 31:
                                          2001             2000
                                          ----             ----
              Federal - current       $    --          $    --
              State - current              --              1,917
              Deferred                     --              3,673
              Benefit of net operating
                 loss carryforwards        --             (3,673)
                                       ----------       ----------
                      Total           $    --          $   1,917
                                       ===========     =========
            The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision for income taxes is as follows for the year ended December 31:

                                                      2001             2000
                                                      ----             ----
              Tax (Benefit) at U.S. statutory rate  $(116,926)      $ 3,673
              Change in valuation allowance           116,926        (3,673)
              State tax expense                          --           1,917
                                                     --------        -------
              Provision for income taxes            $  --           $ 1,917
                                                     =======         =======

            At December 31, 2001, The Company has federal net operating loss carryforwards of approximately $2,625,832 , which are available to offset federal income. These carryforwards expire between the years 2002 and 2016. Also, at December 31, 2001, from operations during 2001, the state net operating loss carryforward is approximately $316,299 and expires in 2008.

            Deferred income taxes are summarized as follows at December 31,
            2001:
              Deferred tax asset:
                Federal net operating loss carryforwards       $ 892,000
                State net operating loss carryforward             24,000
                Valuation allowance                             (916,000)
                                                                ---------
                     Net deferred tax asset                    $    --
                                                                ==========


                                     F-11
                      ORS AUTOMATION, INC.
                   NOTES TO FINANCIAL STATEMENTS

Note 6 - Income Taxes (Cont'd):

            During the year ended December 31, 2001, the Company's valuation allowance declined by $1,092,000 due to the expiration of the federal net operating loss carryforwards. As seen in the above table, any future tax benefit which may result from utilization of these net operating loss carryforwards has been fully reserved for.

            Future expiration of federal net operating loss carryforwards for the period ending after December 31, 2001 are as follows:

                       2002           $   893,497
                       2003               671,125
                       2004               263,605
                       2005               435,836
                       2009                29,411
                       2010                16,059
                       2016               316,299
                                       ----------
                            Total      $2,625,832
                                       ==========
 Note 7 - Lease Commitments:
            The Company conducted its operations in approximately 7,700 square feet of an office building. The lease was scheduled to expire August 31, 2003. Rent expense for the years ending December 31, 2001 and 2000, including taxes, insurance and maintenance reimbursements amounted to $91,699 and $82,875, respectively.

            During 2001, the Company ceased operations and notified the landlord it will no longer require its space. Based on the terms of the lease, the Company may be liable for a four-month lease cancellation fee of $22,230. This amount was not accrued for as of December 31, 2001























                                    F-12