Form 10QSB
period 2002-03-31
ORS AUTOMATION INC
filed 2002-05-14
CIK 350524

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



          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

              For the quarterly period ended   March 31, 2002

                       Commission File No.:   0-10854

                          ORS AUTOMATION, INC.
(Exact name of small business issuer as specified in its charter)

            DELAWARE                           13-27956-75
   (State or other jurisdiction of           (I.R.S Employer
    incorporation or organization)         Identification No.)

          10 Channing Way, Princeton Jct., New Jersey     08550
          (Address of principal executive offices)      Zip Code)

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

     As of March 31, 2002, 8,758,443 shares of the registrants
Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Format.  Yes   No /X/

----------------------------------------------------------------




                              ORS AUTOMATION, Inc.


                              INDEX TO FORM 10-QSB
                                  March 31, 2002

                                                             Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - March 31, 2002                 3

      Unaudited Statements of Operations and Accumulated
                Deficit for the Three Months Ended
                March 31, 2002 and 2001.                       4

      Unaudited Statements of Cash Flows for the Three
                Months Ended March 31, 2002 and 2001.          5

      Notes to Financial Statements.                           6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.               7

Part II - Other Information                                    8

Signatures                                                     8


























                                     2


                           ORS AUTOMATION, INC.
                          UNAUDITED BALANCE SHEET
                              MARCH 31, 2002




ASSETS

Current Assets:
   Cash                                             $     55,113
                                                     -----------
           TOTAL ASSETS                             $     55,113
                                                     ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses            $     37,248


Stockholders' Equity:
   Preferred stock                                        10,000
   Common stock                                          129,584
   Capital in excess of par value                     24,914,163
   Accumulated deficit                               (25,035,882)
                                                     ------------
           Total Stockholders' Equity                     17,865
                                                     -----------
           TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                                 $     55,113
                                                     ===========





















The Notes to Financial Statements are an Integral part of this statement
                                 3



                       ORS AUTOMATION, INC.
         UNAUDITED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
            FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001





                                               2002           2001
                                               ----           ----
Sales                                 $        627    $    398,977
Cost of Goods Sold                               -         191,046
                                      -------------    -----------
   Gross Profit                                627         207,931

Administrative, Marketing and General
  Expenses                                  25,734         100,270
                                       ------------    -----------
Income (Loss) From Operations              (25,107)        107,661

Other (Income) Expense:
  Interest income                             (271)         (4,874)
  Interest expense                               -           5,270
  Depreciation and amortization                  -           1,252
                                        ----------    ------------
         Total Other Expense, net              (271)          1,649
                                        -----------    -----------
Income (Loss) Before Provision for
   Income Taxes                            (24,836)        106,013

Provision for Income Taxes                     -                -
                                        ----------    -------------
Net (Loss) Income                          (24,836)        106,013


Income (Loss) Per Share of Common
   Stock                              $      (.00)    $       .01
                                         ==========    ===========
Weighted Average Number of Common
    Shares Outstanding                  20,758,443      20,758,443
                                        ==========    ============











The Notes to Financial Statements are an Integral part of this statement
                                   4



                        ORS AUTOMATION, INC.
                    UNAUDITED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



2002       2001
----       -----
Cash Flows From Operating Activities:
   Net Income                              $   (24,836) $  106,013
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
      Depreciation and amortization                  -       1,252
      Cash provided by (used in) changes in:
        Accounts receivable, net                     -    (204,071)
        Inventory, net                               -      46,960
        Prepaid expenses                         1,106         (24)
        Accounts payable and accrued expenses    8,937      24,791
        Priority tax claims payable-interest         -         287
        Accrued interest payable-related party       -       4,983
                                                -------   ---------
           Net Cash Provided by (Used In)
              Operating Activities             (14,793)    (19,809)

Cash Flows From Investing Activities:
   Purchase of property and equipment              --        --

   Proceeds from sale of short-term
       investments                                 --         --
                                                ---------    -------
      Net Cash Provided by (used in)
       Investing Activities                        --         --
                                                ---------    -------

Net Increase (Decrease) in Cash                (14,793)    (19,809)

Cash at the Beginning of the Period             69,906     390,528
                                              ---------    --------
Cash at the End of the Period             $     55,113  $  370,719
                                           ===========   ==========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for
      Interest                             $     --     $     --
        Income taxes                         $     --     $     --





The Notes to Financial Statements are an Integral part of this statement
                                   5


                         ORS AUTOMATION, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of March 31, 2002 and 2001 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 2001.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are outstanding at March 31, 2002.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of March 31, 2002, 8,758,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at March 31, 2002.

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







                                  6


                        ORS AUTOMATION, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


GENERAL

Effective December 31, 2001, ORS Automation, Inc. ("ORS") ceased conducting operations. The decision to cease operations was made prior to the year end after ORS's two principal customers, which accounted for substantially all of ORS's sales, canceled all orders for products in the foreseeable future and based upon the general decline in electronics manufacturing activity.

      Effective January 1, 2002, the principal activity of ORS is to search for opportunities to maximize the value of ORS tangible and intangible assets.



       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002
               COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

      Since ORS ceased operations on December 31, 2001, there were no sales for the three month period ended March 31, 2002. The expenses incurred for the three months ended March 31, 2002 related to accounting, legal and administrative expenses needed to continue ORS existence while ORS attempted to seek opportunities to maximize the value of its tangible and intangible assets. The expenses also reflected payments required to meet contractual employee severance obligations to provide healthcare insurance coverage which will expire on December 31, 2002 at the latest. Based on the foregoing, comparisons of results with the corresponding periods in 2001 is not meaningful.


LIQUIDITY AND CAPITAL RESOURCES

ORS determined that its available cash flow would only allow it to continue operations until December 31, 2001, unless it was able to generate new sales of its products and services prior to December 31, 2001. ORS was unable to generate new sales. In addition, ORS was unable to obtain capital from other sources, such as financial institutions or investors. Thus, effective December 31, 2001, ORS ceased its operations.








                                       7



                       PART II - OTHER INFORMATION

                             NONE




                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ORS AUTOMATION, INC.
                           (Registrant)


Date:   May 13, 2002                           /s/ Edward Kornstein

                                                 Edward Kornstein
                                                   President
                                     (Principal Accounting Officer)












                                    8