Form 10QSB
period 2002-06-30
ORS AUTOMATION INC
filed 2002-08-13
CIK 350524

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

              For the quarterly period ended June 30, 2002

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

     As of June 30, 2002, 8,758,443 shares of the registrants
Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Format.  Yes   No /X/

----------------------------------------------------------------




                              ORS AUTOMATION, Inc.


                              INDEX TO FORM 10-QSB
                                  June 30, 2002

                                                             Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - June 30, 2002                  3

      Unaudited Statements of Operations and Accumulated
                Deficit for the Three Months and Six Months
                Ended June 30, 2002 and 2001.                  4

      Unaudited Statements of Cash Flows for the Six
                Months Ended June 30, 2002 and 2001.           5

      Notes to Financial Statements.                           6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.               7

Part II - Other Information                                    8

Signatures                                                     8

                           ORS AUTOMATION, INC
                          UNAUDITED BALANCE SHEET
                              JUNE 30, 2002

ASSETS

Current Assets:
  Cash                                                         $        45,160
                                                                  ------------
                   TOTAL ASSETS                                $        45,160
                                                               ===============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                        $        32,902
                                                               ---------------
Stockholders' Deficit:
  Preferred stock                                                       10,000
  Common stock                                                         129,584
  Capital in excess of par value                                    24,914,163
  Accumulated deficit                                              (25,041,489)
                                                               ---------------
                    Total Stockholders' Equity                          12,258
                                                               ---------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $        45,160
                                                               ===============



























  The Notes to Financial Statements are an integral part of this Statement

                         ORS AUTOMATION, INC.
                       UNAUDITED STATEMENTS OF INCOME
      FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2002

                                Three Months                    Six Months
                               Ended June 30,                  Ended June 30,
                            2002            2001           2002           2001
                         ----------      --------       ---------      --------
Sales                   $    --        $  143,011     $      627     $  541,988
Cost of Goods Sold           --           138,886            --         329,932
                         ----------     ----------     ----------     ---------
    Gross Profit (Loss)      --             4,125            627        212,056

Administrative, Marketing
   and General Expenses      5,787        142,359         31,521        242,629
                          ---------     ----------     ----------     ---------
Income (Loss) From
   Operations               (5,787)      (138,234)       (30,894)       (30,573)

Other (Income) Expense:
  Interest income             (180)        (2,846)          (451)        (7,720)
  Change in estimate of
   State priority tax
   claims payable              --         (30,049)           --         (30,049)
  Interest expense             --           5,270            --          10,540
    Deprecation and
     amortization              --           1,252            --           2,504
                        ----------     -----------      --------       --------
    Total Other (Income)
      Expenses, net           (180)       (26,373)          (451)       (24,725)
                        ----------     -----------      ----------      --------
Income (Loss) Before Provision
      for Income Taxes      (5,607)      (111,861)       (30,443)        (5,848)

Provision for Income Taxes   --              --             --             --
                   ---------------    ------------    ------------    ----------
Net Income (Loss)       $   (5,607)    $ (111,861)    $  (30,443)    $   (5,848)
                        ===========    ==========     ==========     ==========
Basic Earnings Per
      Common Stock      $     (.00)    $    (.01)     $     (.00)    $     (.00)
                        ===========    ==========     ==========     ==========
Common Shares Used in Company
      Basic Earnings Per Common
      Share              20,758,443    20,758,443     20,758,443    20,758,443
                         ===========   ==========     ==========    ==========








  The Notes to Financial Statements are an integral part of this statement.

                        ORS AUTOMATION, INC.
                   UNAUDITED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDING JUNE 30, 2002 AND 2001

                                                   2002                2001
                                                ------------        ----------
Cash Flows From Operating Activities:
  Net Income (Loss)                             $   (30,443)       $    (5,848)
  Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
    Depreciation and amortization                      --                2,504
    Change in estimate on state priority
       tax claims payable                              --              (29,475)
    Cash provided by (used in) changes in:
      Accounts receivable, net                         --             (239,320)
      Inventory, net                                   --               79,592)
      Prepaid expenses                                1,106                (11)
      Accounts payable and accrued expenses           4,591                760
      Accrued interest payable - related party         --                9,966
      Priority tax claims payable - interest           --                   --
      Income taxes payable                             --                   --
                                                 ----------         ----------
         Net Cash Provided By (Used In)
              Operating Activities                  (24,746)          (181 832)

Cash Flows From Investing Activities:
  Purchase of property and equipment                  --                   --
  Proceeds from sale of short-term investments        --                   --
                                                -----------        -----------
         Net Cash Provided By (Used In)
              Investing Activities                    --                   --
                                               ------------       ------------

Net  Increase (Decrease) in Cash                    (24,746)          (181,832)

Cash at Beginning of the Period                      69,906            390,528
                                                ------------       -----------
Cash at End of the Period                        $   45,160         $  208,696
                                                ===========        ===========

Supplemental Disclosure of Cash Flow Information:

      Cash paid during the period for:
            Interest                            $     --           $     --
            Income taxes                        $     --           $     --








The Notes to Financial Statements are an integral part of these statements

                            ORS AUTOMATION, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of June 30, 2002 and 2001 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months
And six months ended June 30, 2002 and 2001 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 2001.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are outstanding at June 30, 2002.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of June 30, 2002, 8,758,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at June 30, 2002.

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



RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002
      COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

      Since ORS ceased operations on December 31, 2001, there were no sales for the three month and six month period ended June 30, 2002. The expenses incurred for the three months and six months ended
June 30, 2002 related to accounting, legal and administrative expenses needed to continue ORS existence while ORS attempted to seek opportunities to maximize the value of its tangible and intangible assets. The expenses also reflected payments required to meet contractual employee severance obligations to provide healthcare insurance coverage which will expire on December 31, 2002 at the latest. Based on the foregoing, comparisons of results with the corresponding periods in 2001 are not meaningful.


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

                       ORS AUTOMATION, INC.
                           (Registrant)


Date:   August 13, 2002                       /s/ Edward Kornstein

                                                 Edward Kornstein
                                                   President
                                     (Principal Accounting Officer)