Form 10QSB
period 2002-09-30
ORS AUTOMATION INC
filed 2002-11-14
CIK 350524

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



          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002

                       Commission File No.:   0-10854

                          ORS AUTOMATION, INC.
(Exact name of small business issuer as specified in its charter)

            DELAWARE                           13-27956-75
   (State or other Jurisdiction of           (I.R.S Employer
    Incorporation or Organization)         Identification No.)

          152 Mockingbird Court, Three Bridges, New Jersey     08887
          (Address of Principal Executive Offices)        (Zip Code)

                           (908) 782-9665
            (Issuer's telephone number, including area code)


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

     As of September 30, 2002, 8,758,443 shares of the registrants Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Format.  Yes   No /X/

----------------------------------------------------------------




                              ORS AUTOMATION, Inc.


                              INDEX TO FORM 10-QSB
                               September 30, 2002

                                                             Page

Part I - Financial Information

   Item 1. Financial Statements:

      Unaudited Balance Sheet - September 30, 2002             3

      Unaudited Statements of Operations and Accumulated
                Deficit for the Three Months and Nine Months
                Ended September 30, 2002 and 2001.             4

      Unaudited Statements of Cash Flows for the Nine
                Months Ended September 30, 2002 and 2001.      5

      Notes to Financial Statements.                           6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.               7,8

   Item 3. Controls and Procedures                              8

Part II - Other Information

   Item 5. Other Information                                    8

   Item 6. Exhibits and Reports on Form 8K and 8KA              9

Signatures                                                      9

Exhibits                                                       10-13

















                                     2


                           ORS AUTOMATION, INC
                          UNAUDITED BALANCE SHEET
                            SEPTEMBER 30, 2002

ASSETS

Current Assets:
  Cash                                                         $        36,279
                                                                  ------------
                   TOTAL ASSETS                                $        36,279
                                                               ===============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                        $        31,165
                                                               ---------------
Stockholders' Deficit:
  Preferred stock                                                       10,000
  Common stock                                                         129,584
  Capital in excess of par value                                    24,914,163
  Accumulated deficit                                              (25,048,633)
                                                               ---------------
                    Total Stockholders' Equity                           5,114
                                                               ---------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $        36,279
                                                               ===============



























  The Notes to Financial Statements are an integral part of this Statement
                                3


                           ORS AUTOMATION, INC.
                       UNAUDITED STATEMENTS OF INCOME
          FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2002

                               Three Months                   Nine Months
                            Ended September 30,           Ended September 30,
                            2002            2001           2002           2001
                         ----------      --------       ---------      --------
Sales                   $    --        $   17,064     $      627     $  559,052
Cost of Goods Sold           --            90,629            --         420,561
                         ----------     ----------     ----------     ---------
    Gross Profit (Loss)      --           (73,565)           627        138,491

Administrative, Marketing
   and General Expenses      7,275         85,791         38,796        328,420
                          ---------     ----------     ----------     ---------
(Loss) From Operations      (7,275)      (159,356)       (38,169)      (189,929)

Other (Income) Expense:
  Interest income             (131)        (2,748)          (582)       (10,468)
  Change in estimate of
   State priority tax
   claims payable              --             --             --         (30,049)
  Interest expense             --           4,983            --          15,523
  Deprecation and
     amortization              --           1,252            --           3,756
                        ----------     -----------      --------       --------
    Total Other (Income)
      Expenses, net           (131)         3,487           (582)       (21,238)
                        ----------     -----------      ----------      --------
(Loss) Before Provision
      for Income Taxes      (7,144)     (162,843)        (37,587)      (168,691)

Provision for (Benefit From)
   Income Taxes               --              --             --             --
                   ---------------    ------------    ------------    ----------
Net Income (Loss)       $   (7,144)    $ (162,843)    $  (37,587)    $ (168,691)
                        ===========    ==========     ==========     ==========
Basic (Loss)
 Per Share Common Stock $     (.00)    $    (.01)     $     (.00)    $     (.01)
                        ===========    ==========     ==========     ==========
Common Shares Used in Company
 Basic Loss Per Common
 Share                   20,758,443    20,758,443     20,758,443    20,758,443
                         ===========   ==========     ==========    ==========








  The Notes to Financial Statements are an integral part of this statement.
                                 4


                        ORS AUTOMATION, INC.
                   UNAUDITED STATEMENTS OF CASH FLOWS
           OR THE NINE MONTHS ENDING SEPTEMBER 30, 2002 AND 2001

                                                   2002                2001
                                                ------------        ----------
Cash Flows From Operating Activities:
  Net Income (Loss)                             $   (37,587)       $  (168,691)
  Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
    Depreciation and amortization                      --                3,756
    Change in estimate on state priority
       tax claims payable                              --              (29,475)
    Cash provided by (used in) changes in:
      Accounts receivable, net                         --              (16,494)
      Inventory, net                                   --               90,570
      Prepaid expenses                                1,106                652
      Accounts payable and accrued expenses           2,854              2,659
      Accrued interest payable - related party         --               14,949
      Priority tax claims payable - interest           --                   --
      Income taxes payable                             --                7,988
                                                 ----------         ----------
         Net Cash Provided By (Used In)
              Operating Activities                  (33,627)           (94,086)

Cash Flows From Investing Activities:
  Purchase of property and equipment                  --                   --
  Proceeds from sale of short-term investments        --                   --
                                                -----------        -----------
         Net Cash Provided By (Used In)
              Investing Activities                    --                   --
                                               ------------       ------------

Net  Increase (Decrease) in Cash                    (33,627)           (94,086)

Cash at Beginning of the Period                      69,906            390,528
                                                ------------       -----------
Cash at End of the Period                        $   36,279         $  296,442
                                                ===========        ===========

Supplemental Disclosure of Cash Flow Information:

      Cash paid during the period for:
            Interest                            $     --           $     --
            Income taxes                        $     --           $     --









The Notes to Financial Statements are an integral part of these statements
                                    5
                            ORS AUTOMATION, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements as of September 30, 2002 and 2001 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

     The Unaudited Statements of Operations for the three months and nine months ended September 30, 2002 and 2001 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 2001.

Note 2 - Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are outstanding at September 30, 2002.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of September 30, 2002, 8,758,443 shares are outstanding.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are outstanding at September 30, 2002.

Note 3 - Income Per Share

     Income per share has been computed based upon the weighted average number of shares of the sum of both common stock and Class A common stock outstanding during the period.

Note 4 - Subsequent Event

     On October 3, 2002 J.R.S. Holdings, L.L.C.,("JRS") acquired 12,000,000 shares of Class A Common Stock, representing 100% of that class;
1,000,000 shares of Series A Preferred, representing 100% of that class; and 576,250 shares of Common Stock, representing 6.6% of that class, from Affiliated Manufacturers, Inc.,("AMI"). The Class A Common Stock and the Series A Preferred Stock have the same rights and preferences as the Common Stock resulting in JRS now owning 62.4% of the total outstanding stock of the Company.
                                  6

                        ORS AUTOMATION, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Item 2.

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



RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
      COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

      Since ORS ceased operations on December 31, 2001, there were no sales for the three month and nine month period ended September 30, 2002. The expenses incurred for the three months and nine months ended
September 30, 2002 related to accounting, legal and administrative expenses needed to continue ORS existence while ORS attempted to seek opportunities to maximize the value of its tangible and intangible assets. The expenses also reflected payments required to meet contractual employee severance obligations to provide healthcare insurance coverage which will expire on December 31, 2002 at the latest. Based on the foregoing, comparisons of results with the corresponding periods in 2001 are not meaningful.


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







Item 3. Controls and Procedures

Evaluation of Directors Controls and Procedures

     Our management under the supervision and with the participation of our chief executive officer/chief financial officer conducted an evaluation of Our disclosure controls and procedures as defined in Securities Exchange Act of 1934(the "Exchange Act"), Rules 13a-14c, within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the 'Evaluation Date"). Based on his evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to file in this Quarterly Report on Form 10QSB has been made known in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.


                       PART II - OTHER INFORMATION

Item 5.

Other Information

Subsequent to the September 30, 2002 ending date of this report, J.R.S. Holdings, L.L.C., a limited liability company organized under the State of New Jersey ("JRS"), acquired 12,000,000 shares of Class A
Common Stock, representing 100% of that class; 1,000,000 shares of Series A Preferred, representing 100% of that class; and 576,250 shares of Common Stock, representing 6.6% of that class, from Affiliated Manufacturers, Inc.,("AMI"), a New Jersey Corporation on October 3, 2002. The Class A
Common Stock and the Series A Preferred Stock have the same rights and preferences as the Common Stock resulting in JRS now owning 62.4% of the total outstanding stock of the Company. James R. Solakian is the sole member of JRS.

On October 3, 2002, two new directors, James R. Solakian, and Conrad R. Huss have been appointed to the Company's Board of Directors. These two individuals constitute a new Board of Directors, following the resignation of Edward Kornstein, the sole director of the Company. James R. Solakian has been elected Chairman of the Board, Chief Executive Officer and Treasurer.

Edward Kornstein, resigned as director and President of the Company effective October 3, 2002. In his resignation, Mr.Kornstein did not state any disagreements with the Company on any matter relating to the Company's operations, policies or practices.




Item 6.

Exhibits and reports on Form 8-K and Form 8-KA

    (a) Exhibits. Certificate of Incorporation and other corporate documents are incorporated herein by reference to exhibits of previous reports filed with the Commission.

        99.1 Certifications of Chief Executive Officer / Principal Financial Officer.

    (b) Reports on Form 8-K and Form 8-KA. The Company filed reports on Forms 8-K and 8-KA with the Commission on October 3, 2002 and October 4, 2002, respectively, disclosing the change in control by virtue of J.R.S. Holdings, L.L.C.'s. acquisition of the Company's securities from Affiliated Manufacturers, Inc., as well as the appointment of James R. Solakian and Conrad
R. Huss to the Company's Board of Directors and Edward Kornstein' resignation as a Director and Officer of the Company.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                  ORS AUTOMATION, INC.
                                                      (Registrant)



Date:  November 12, 2002                    By:   /s/ James R. Solakian
                                                  James R. Solakian,
                                               Chief Executive Officer

















                            Exhibit 99.1

                      Certification Pursuant To
                       18 U.S.C. Section 1350,
                        As Adopted Pursuant To
             Section 906 Of The Sarbanes-Oxley Act Of 2002

In connection with the Quarterly Report of ORS Automation, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission (the "Report"),
I, James R. Solakian, President, Chief Executive Officer and Principal Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)   The Report fully complies with the requirements of
                Section 13(a) of the Securities Exchange Act of 1934;
                and

          (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and the consolidated result of operations of the Company for the periods presented.

Dated: November 12, 2002

                                             /s/ James R. Solakian

                                                James R. Solakian
                                            Chief Executive Officer
                                        and Principal Financial Officer





















                        Exhibit 99.2

Certification of Chief Executive Officer:

I, James R. Solakian, certify, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that:

1. I have reviewed this quarterly report on Form 10-QSB of ORS Automation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors (which performs the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and





6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002


      /s/    James R. Solakian


      James R. Solakian
      Chairman and Chief Executive Officer














                            Exhibit 99.3

Certification of Chief Financial Officer:

I, James R. Solakian, certify, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that:

1. I have reviewed this quarterly report on Form 10-QSB of ORS Automation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors (which performs the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and




6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002


      /s/    James R. Solakian


      James R. Solakian
      Chief Financial Officer






















