Form 10KSB
period 2002-12-31
ORS AUTOMATION INC
filed 2003-03-28
CIK 350524

---------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
           ------------------------------------------------------

                                FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                   SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002
   ______________________________________________________________

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

              152 Mockingbird Ct., Three Bridges, New Jersey
                  (Address of principal executive offices)

           08887                           (908) 782-9665
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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     State issuer's revenues for its most recent fiscal year:  None

     As of March 1, 2003, there was no bid or asked price quoted on any stock exchange, resulting in the aggregate value of the voting common stock held by non-affiliates of the registrant to be $0.00 .

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court. Yes  /X/   No

     As of March 24, 2003, 8,758,443 shares of the registrants Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Disclosure Format:  Yes   No /X/
                                PART 1

Item 1.  Description of Business

(a)  State of Incorporation; Offices and Facilities

          ORS Automation, Inc. ("ORS"), the registrant, was incorporated under the laws of the State of Delaware in 1968 and commenced operations in 1972. The Company closed its production facilities on December 28, 2001. Effective January 1, 2002, ORS no longer conducted operations and maintains its administrative office to 152 Mockingbird Ct., Three Bridges, New Jersey 08887.

(b) Nature of Business

          From inception through the fiscal year ended December 31, 2001, ORS was primarily engaged in the production and sale of computer-based vision products for automatic part alignment, machine guidance, identification, inspection, control of industrial processes and visual sensing systems for use with industrial automation equipment. These products and control systems were sold to machine manufacturers who then incorporated them into machines, which were sold to the end user. The end users were typically automated, high volume electronic circuit and component manufacturers globally located.

(c) Corporate Developments - ORS Ceases Operations

          Due to the nature of its business, which required close working relationships with its customers, ORS had always depended on a few major customers that could be supported by its engineering department. A principal customer of ORS, which accounted for 69% of sales in 1999 and 73% of sales in the first three quarters of 2000 decided to manufacture in-house the products it was purchasing from ORS, and canceled substantially all outstanding purchase orders with ORS. In the third quarter of 2001, ORS was advised by its remaining major customer and principal shareholder, Affiliated Manufacturers, Inc. ("AMI"), accounting for 21% of sales in 2000, that it did not anticipate making purchases for the remainder of 2001 and extending through 2002. Due to the current world-wide economic slump and in particular, the major decline in electronics manufacturing activity, ORS was not able to replace this lost business.

         Based upon these conditions, and after paying employee costs through the fourth quarter of 2001, ORS did not have sufficient cash to continue in operation after December 31, 2001. Thus, effective January 1, 2002 ORS management decided to terminate all operations. Although ORS maintains an administrative office, its principal function on and after January 1, 2002 is to look for opportunities to maximize the value of ORS tangible and intangible assets.

	  On October 3, 2002, J.R.S. Holdings, L.L.C., a limited liability company organized under the State of New Jersey, acquired 12,000,000 shares of Class A stock, representing 100% of that class; 1,000 shares of Series A Preferred, representing 100% of that class: and 576,250 shares of Common stock, representing 6.6% of that class, from Affiliated Manufacturers, Inc., a New Jersey corporation. The Class A Common Stock and the Series A Preferred Stock have the same rights and preferences as the Common stock resulting in J.R.S.

Holdings L.L.C. now owning 62.4% of the total outstanding stock of the Company.

(d) Disposal of Operating Assets
          During the fiscal year ended December 31, 2001, ORS sold or otherwise disposed of all of its operating assets, including inventory, fixtures and equipment. Most of these transactions involved the exchange of its assets for -2-

certain liabilities. In the third Quarter of 2001, AMI, the principal shareholder and principal customer of the Company, indicated that it did not anticipate making any purchases of the Company's products and services for the remainder of 2001 and 2002, and that rather than paying the Company $489,995 owed to the Company, it would offset those accounts receivable against notes and accrued interest, which the Company owes to AMI. As of December 31, 2001, the two companies agreed to offset the payables and receivables in the amount of $489,995.with Affiliated Manufacturer's, Inc.


 (e) 2002 Sales

          ORS had no product sales in fiscal 2002.

 (f) Patents and Trademarks

          ORS retained its patents and other intellectual property, which is carried at a zero basis.

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


 (j) Employees

          As a result of ORS ceasing its operations as of December 31, 2001, all ORS employees were terminated. Effective January 1, 2002, ORS had no employees.

Item 2.  Description of Property

          As a result of ORS ceasing its operations, December 31, 2001, ORS relinquished 7,695 square feet of leased office and engineering space at 402 Wall Street, Princeton, New Jersey 08540. ORS records are temporarily being stored in a segregated area made available by J.R. S. Holding, L.L.C. at no cost to the company. ORS administrative functions are being conducted rent free at 152 Mockingbird Ct., Three Bridges, New Jersey, 08887.

Item 3. Legal Proceedings

          There are no known legal actions in which ORS is a party.

Item 4.  Submission of Matters to a Vote of Security Holders
          None
-3-

                               PART II



Item 5.  Market for Common Equity and Related Stockholder Matters

          On October 15, 1986, ORS' common stock was delisted from NASDAQ for failure to meet the minimum capital and surplus requirements of the NASD By-Laws. Since there are no market makers for ORS' stock, trading, if any, has been sporadic. As of December 31, 2002 there were 548 holders of record of ORS'common stock.

          ORS has neither declared nor paid any dividends on its shares of Common Stock or Preferred Stock since its inception. Any decision as to the future payment of dividends will depend on the earnings and financial position of ORS and such other factors as the Board of Directors deems relevant.

Item 6.  Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

      All statements in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding ORS statements regarding future sales and its efforts to attract new customers for its products and develop new products. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including, but not limited to, uncertainties relating to technologies, product development, our ability to generate sufficient cash from operations or from investors or lenders to fund product development and sales and marketing efforts needed to attract new customers, operations, manufacturing, market acceptance, cost and price of ORS products, ability to attract new customers, regulatory approvals, competition, intellectual property of others, and patent protection and litigation. ORS expressly disclaims any obligation or undertaking to release publicly any updated or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.


     The table below presents selected financial data for ORS for the past two years.

  Results of Operations
For The Year Ended December 31,            2001                    2002
------------------------------         -------------           ----------
 Sales                                 $ 706,722                    $0

 (Loss) Income From Operations          (375,050)               (38,471)

 Net (Loss)                             (343,899)               (38,471)

 Basic Earnings (Loss) per Common Share    (0.02)                 (00.0)








-4-
 Financial Position at
    December 31,                                   2001           2002

 Total Assets                                $    71,012      $  20,582

 Total Liabilities                                28,311         16,352

 Shareholder's Equity                             42,701          4,230

     As discussed in the notes to the financial statements, a significant portion of ORS' sales were to two major customers. The loss of these key customers in 2000 and 2001 resulted in no foreseeable material backlog in 2002. Sales for the year ended December 31, 2001, were the result of completion of residual orders from discontinued operations.

   Although ORS maintains an administrative office, its principal function on and after January 1, 2002 is to look for opportunities to maximize the value of ORS' tangible and intangible assets.



                          Results of Operations

     Since ORS ceased operations on December 31, 2001, there were no sales for the fourth quarter and fiscal year ended December 31, 2002. The expenses incurred for the fourth quarter of 2002 and fiscal year ended December 31, 2002 related primarily to accounting, audit, legal and administrative expenses needed to continue ORS existence while ORS attempted to seek opportunities to maximize the value the value of its tangible and intangible assets. These expenses also reflected payments required to meet contractual employee severance obligations to provide healthcare insurance coverage, which was satisfied as of December 31, 2002.

At December 31, 2002 and December 31, 2001 there were $354,700 state and $1,770,806 of federal net operating loss carryforwards. Net loss for 2002 was $38,471 as compared to a net loss of $343,899 for 2001. There was no provision for federal income taxes as a result of ORS' net operating loss carryforwards.

                        Liquidity and Capital Resources

      As of December 31, 2002, the Company's sole asset consisted of cash in the amount of $20,582, and along with accrued liabilities totaling $16,352, which resulted in shareholders equity of $4,230.


Item 7.  Financial Statements and Supplementary Data

     Financial Statements and schedules filed herewith are listed in the table of contents to the financial statements on page F-2.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None







-5-



                                 Part III


Item 9.  Directors and Executive Officers of the Registrant

        On October 3, 2002 two directors of the Company, James R. Solakian and Conrad R. Huss, were appointed as directors of the Company. Also, on October 3, 2002, Edward Kornstein, the President and sole director of the Company, tendered his resignation from both positions. In the submission, Mr. Kornsteins' resignation did not state any disagreements with the Company on any matter relating to the Company's operations, policies or practices. Mr. Kornstein will continue to provide limited consulting services as requested under the present new management.

The directors and executive officers of the Company are:

Name               Positions with registrant         Has served as
                   and age as of March 1, 2002      director since
-----------       ---------------------------      -------------

James R. Solakian        Chairman of the Board        October, 2002
                         Chief Executive Officer,
                         President
                         Secretary and Treasurer, 60

Conrad R. Huss           Director, 54                 October, 2002

          James R. Solakian, Chairman of the Board, Chief Executive Officer, Secretary, and Treasurer has served ORS since October 3, 2002, at which time J.R. S. Holdings, L.L.C., a limited liability company 100% owned by Mr. Solakian purchased the majority of the controlling stock held by Affiliated Manufacturers, Inc. J.R.S. Holdings L.L.C. is deemed the Controlling Shareholder of the Company. From 1986 until present, Mr. Solakian serves as the Chief Executive Officer of Solakian Associates, Inc., a financial management and public relations company.

Conrad R. Huss is an investment banker and registered financial advisor, Mr. Huss has held executive and management positions with a number of emerging growth and technology companies.


Item 10.  Executive Compensation

     The following summary compensation table sets forth all compensation paid by ORS during the fiscal years ended December 31, 2001, 2000 and 1999 in all capacities for the accounts of the Chief Executive Officer (CEO) and President.

Name and Principal                  Annual           Restricted
         Position           Year      Compensation      Stock Awards
     -------------------    -----      ----------         ----------

Edward Kornstein (1),        2002       $  9,750              0
                             2001       $ 40,181              0
                             2000       $ 43,563           200,000

James R. Solakian, CEO       2002            ---              0

(1) Edward Kornstein resigned as Principal Officer and Director on October 3, 2002.
-6-

     Directors do not receive any monetary remuneration for their services as such. The Company does not have a pension plan.

     Mr. Solakian is not compensated for his services and is only reimbursed for certain expenses incurred in the administration of the companies affairs.

                               Stock Options

     Under the terms of the Reorganization Plan confirmed in 1991, all options and warrants then outstanding were canceled. Since then, no options or warrants have been granted.


Item 11.  Security Ownership of Certain Beneficial Owners
           and Management

     The following table sets forth the number and percentage of the shares of ORS' voting stock owned as of March 1, 2003 by all persons known to ORS who own more than 5% of the outstanding number of such shares, by all directors of ORS, and by all officers and directors of ORS as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.


  Title                               Number of Shares             Percent
 of Class       Name                  Beneficially Owned           of Class

----------     -------              --------------------         -------

 Common     J.R.S. Holdings, L.L.C.(1)       576,250                 6.6%
            152 Mockingbird Ct.
            Three Bridges,
            New Jersey 08887

 Class A    J.R. S. Holdings, L.L.C.(1)    12,000,000               100.0%
 Common     152 Mockingbird Ct.
            Three Bridges,
            New Jersey 08887

 Series A   J.R. S. Holdings, L.L.C (1)     1,000,000               100.0%
 Preferred  152 Mockingbird Ct.
            Three Bridges,
            New Jersey 08887

  Voting   All Directors and                                         62.4%
           Officers as a group (1)

1)J.R.S. Holdings. L.L.C. includes 576,250 shares of Common Stock, $0.01 par value, and 12,000,000 shares of Class A Common Stock, $0.0035 par value. The ORS Class A Common Stock has the same rights and preferences as the ORS'
 Common Stock, $0.01 par value. Each share of Series A Preferred Stock, $0.01 par value, has the same rights and preferences as the Company's Common Stock, $0.01 par value.

Item 12. Certain Relationships and Related Transactions

J.R. S. Holdings, L.L.C.
J.R.S. Holdings, L.L.C. (J.R.S.) purchased 13,576,250 shares of stock held by Affiliated Manufacturer's Inc. (AMI). AMI retained 500,000 common stock shares for investment purposes. James R. Solakian is the President and Chief Executive Officer of the Company and sole shareholder of J.R.S.

-7-

Affiliated Manufacturers, Inc. in 2002 and 2001.

     Sales to AMI for the years ended December 31, 2002 and 2001 were $0 and $301,819, respectively. The sales represent approximately 0% and 43%, respectively, of the total sales of ORS for those years. At December 31, 2002 and December 31, 2001, accounts receivable from Affiliated Manufacturers, Inc. amounted to $0 and $489,995,respectively. As of December 31, 2001, the two companies agreed to offset the payables and receivables in the amount of $489,995.









































THE REST OF THIS PAGE LEFT INTENTIONALLY BLANK










-8-
                                 PART IV


Item 13.  Exhibits List and Reports on Form 8-K

     (a) Reports on Form 8-K and Form 8K-A

1)On October 3 and 4, 2002,  ORS filed a Form 8-K and Form
8K-A, respectively, disclosing the change of control by virtue of J.R.S. Holdings, L.L.C.'s acquisition of the Company's securities from Affiliated Manufacturer's Inc., as well as the appointment of James R. Solakian and Conrad R. Huss to the Company's Board of Directors and Edward Kornstein's resignation as a Director and Officer of the Company.

     (b) Exhibits

         See Pages 10 and 11 for a List of Exhibits.

Item 14. Controls and Procedures

     Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operations of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic SEC filings.

There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the dale of the most recent evaluation.

























THE REST OF THIS PAGE LEFT INTENTIONALLY BLANK




-9-
INDEX TO EXHIBITS


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

Incorporated by reference         10 (d)        Schedule 13D by and between
To Exhibit 10 (d) to Form                       ORS Automation, Inc. and
13 D, for the year ended                        J.R.S. Holdings, Inc. dated
December 31, 2002                               October 31, 2002


99.1 Certification of James R. Solakian pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORS AUTOMATION, INC.
(Registrant)

    By:  ______/s/ James R. Solakian______     Date:  March 27, 2003
         James R. Solakian, Chairman,President



     In Accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                Date          Position with Registrant
      ------------        ------------      -----------------------

  /s/ James R. Solakian    3/27/03          Chairman, CEO, Treasurer
                                            Secretary,(Chief Financial Officer

 /s/   Conrad Huss         3/27/03          Director

CERTIFICATIONS

Chief Executive Officer and Chief Financial Officer

     I, James R. Solakian, Chief Executive Officer and Chief Financial Officer of ORS Automation, Inc. 302 certify that:

1.  I have reviewed the annual report on Form 10-KSB of ORS Automation, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the "Evaluation Date"); and

 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
 6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003
/s/    James R. Solakian

       President,Chief Executive Officer,Chief Financial Officer
       ORS Automation, Inc.
-13-


ORS AUTOMATION, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2002

ORS AUTOMATION, INC.
CONTENTS TO FINANCIAL STATEMENTS
DECEMBER 31, 2002





Independent Auditors' Report                                       F-3

Balance Sheet
December 31, 2002                                                  F-4

Statements of Operations
For the Years Ended December 31, 2002 and 2001                     F-5

Statements of Stockholders' Equity
For the Years Ended December 31, 2002 and 2001                     F-6

Statements of Cash Flows
For the Years Ended December 31, 2002 and 2001                     F-7

Notes to Financial Statements                               F-8 - F-12

\
WithumSmith+Brown
A Professional Corporation
Certified Public Accountants & Consultants
81 Park Avenue
Flemington, NJ  08822


INDEPENDENT AUDITORS' REPORT



To the Board of Directors,
ORS Automation, Inc.:

We have audited the accompanying balance sheet of ORS Automation, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORS Automation, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1B to the financial statements, the Company, as of December 31, 2001, ceased business operations. In order to begin operations again, the Company requires additional capital infusions to acquire or develop business opportunities. If management is unsuccessful in this regard, they would seek to sell or dissolve the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WithumSmith+Brown
Flemington, NJ
February 25, 2003

ORS AUTOMATION, INC.
BALANCE SHEET
DECEMBER 31, 2002


           ASSETS

Current Assets:
Cash                                                     $       20,582

              TOTAL ASSETS                            $       20,582
                                                         ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable and accrued expenses            $        16,352

Stockholders' Equity:
      Preferred stock                                            10,000
      Common stock                                              129,584
      Capital in excess of par value                         24,914,163
      Accumulated deficit                                   (25,049,517)
              Total Stockholders' Equity                          4,230
                                                            ============

              TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                    $       20,582
                                                         ==============
























The Notes to Financial Statements are an integral part of this statement.

ORS AUTOMATION, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

2002                    2001

Sales, Net                                 $      --           $     706,722

Cost of Goods Sold                                --                 633,456

     Gross Profit	                                --                  73,266

Administrative, Marketing and General
  Expenses                                    (39,127)               448,316

Loss From Operations                          (39,127)              (375,050)

Other Income (Expense):
      Gain on sale of fixed assets                --                  9,844
      Interest income                             656                11,788
      Interest expense                            --               (15,522)
      Depreciation                                 --               (5,008)
      Change in estimate of state priority tax claims
      Payable                                      --               30,049
            Total Other Income (Expense), Net     656                31,151

Loss Before Provision for Income Taxes         (38,471)           (343,899)

Provision for Income Taxes                         --                  --
                                               ________              ________

Net Loss                               $       (38,471)      $    (343,899)
                                       ================        ==============

Basic Loss Per Common Share           $          (.00)        $        (.02)
                                       ================        ==============

Common Shares Used in Computing Basic
   Loss Per Common Share                   20,758,443            20,758,443
                                       ===============         ==============



















The Notes to the Financial Statements are an integral part of these statements.

ORS AUTOMATION, INC.
STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                 PREFERRED STOCK     COMMON STOCK      CLASS A-COMMON STOCK
CAPITAL IN
ACCUMULATED      TOTAL
                 SHARES   PAR VALUE SHARES PAR VALUE   SHARES   PAR VALUE
 EXCESS OF PAR
DEFICIT       STOCKHOLDER'S

__   EQUITY


Balance at
December 31, 2000 1,000,000 $10,000 8,758,443 $87,584 $12,000,000  $42,000
$29,914,163
$(24,667,147)    $386,600

Net Loss                         -        -          -          -
(343,899)    (343,899)
                  _________ ______ _________  _______  ___________   ______
__________
_____________    _________
Balance at
December 31, 2001 1,000,000 10,000 8,754,443   87,584  12,000,000   42,000
 29,914,163
(25,011,046)     42,701

Net Loss                  _      -        -          -         -           -
(38,471)    (38,471)
                     _________   ______   __________  ______   __________
______
__________      _______

Balance at
December 31, 2002 1,000,000 $10,000 8,754,443 $87,584 $12,000,000  $42,000
$29,914,163

                 =========   ====== ========= =======  =========  ========
 ===========
=============   ========

























-F6-

ORS AUTOMATION, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                  2002                   2001

Cash Flows From Operating Activities:
    Net loss                           $       (38,471)         $ (343,899)
      Adjustments to reconcile net loss
      to net cash used in
      operating activities:
           Change in estimate of state priority
           tax claims                              --             (29,475)
           Depreciation                            --               5,008
           Gain on sale of property and equipment  --              (9,844)
           Cash provided by (used in) changes in:
                  Accounts receivable, net         --             (137,739)
                  Inventory, net                     --            155,043
                  Prepaid expenses                 1,106              (114)
                  Accounts payable and accrued
                  Expenses                       (11,959)           20,172
                  Income taxes payable               --              8,232
                     Net Cash Used in Operating
                     Activities                  (49,324)         (332,616)

Cash Flows From Investing Activities:
       Proceeds from sale of property and equipment --              11,994

Net  Decrease in Cash                            (49,324)         (320,622)

Cash at the Beginning of the Year                 69,906           390,528

Cash at the End of the Year                $      20,582         $  69,906
                                            =============             =========

Supplemental Disclosure of Cash Flow Information

                                                    2002             2001
      Cash paid during the year for:
      Interest                   $                  --      $       --
      Income taxes            $                      --       $     --

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In December 2001, the Company entered into a settlement agreement with its majority stockholder, AMI regarding accounts receivable, notes payable and accrued interest payable. See Note 4C.


The Notes to the Financial Statements are an integral part of these statements.

ORS AUTOMATION, INC.
NOTES TO FINANCIAL STATEMENTS

Note  1 - Summary of Significant Accounting Policies:

      A.  Nature of the Business
During 2002, ORS Automation, Inc. no longer conducted    operations
and its principal function is to look for opportunities to maximize the value of its tangible and intangible assets.

            ORS Automation, Inc. was primarily engaged in the production and sales of microcomputer based hardware and software vision products for automatic control of industrial processes. The products were supplied as sub-assemblies or add-ons to machine manufacturers, who incorporated these products into their equipment. The Company ceased operations as of December 31, 2001.

B. Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has ceased operations as of December 31, 2001. In order to begin operations again, the Company requires additional capital infusions to acquire or develop business opportunities. If management is unsuccessful in this regard, they would seek to sell or dissolve the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

E. Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Note  2 - Preferred and Common Stock:
                The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are issued and outstanding at December 31, 2002 and 2001. No dividends have been declared by the Board of Directors. This preferred stock has no liquidating preferences.

               The common stock of the Company has a par value of $.01 per share, 10,000,000 shares have been authorized and 8,943,889 have been issued as of December 31, 2002 and December 31, 2001. As of December 31, 2002 and 2001, 8,758,443 shares are outstanding. The difference between issued and outstanding shares represent shares that have been canceled pursuant to the Company's April 8, 1991 Plan of Reorganization.

              The Company also has Class A common stock, which has a par value of
$.0035 per share and 12,000,000 shares have been authorized to be issued. All are issued and outstanding at December 31, 2002 and 2001.

              Both common stock and Class A common stock have the same voting rights.

ORS AUTOMATION, INC.
NOTES TO FINANCIAL STATEMENTS


Note  3 - Earnings Per Share:
          The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share would be computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to other outstanding options, warrants, etc. to purchase common stock. For the years ended December 31, 2002 and 2001, the Company had no such potential dilutive securities, hence, only basic loss per share is presented.

  Note  4 - Related Party Transactions:
   As of December 31, 2001 and until October 3, 2002, Affiliated Manufactures, Inc. (AMI) controlled approximately 12% of the outstanding common stock; 100 percent of the outstanding Class A - common stock, which collectively represents approximately 63% of the total outstanding common stock, and 100 percent of the outstanding preferred stock of the Company. On October 3, 2002, AMI sold their controlling interest to an unrelated third party.

           A.  Note Payable
           As of December 31, 2001 (prior to settlement), the Company owed AMI a note payable plus accrued interest. The principal amounted to $166,102. Accrued interest was calculated using simple interest at a rate of 12% per annum and amounted to $323,893. This note payable and accrued interest was eliminated as a result of a related party settlement. See Note 4C.

          B.  Sales
          Sales to AMI for the year ended December 31, 2001 were $301,819, which represented 43% of net sales.

          C.  Settlement with Majority Stockholder
          In December 2001, the Company entered into an agreement with its majority stockholder, AMI, to offset the note payable plus accrued interest due to AMI, with accounts receivable due from AMI. The following is a summary of these non-cash transactions.

                  Accounts receivable, AMI               $ 489,995
                  Notes payable, AMI                     (166,102)
                  Accrued interest, AMI                  (323,893)
               Net Effect                              $    --
                                                            ==========

          D.  Consulting Agreement
    During the year ended December 31, 2002, the Company paid $9,750 to an officer of the Company for consulting services.

ORS AUTOMATION, INC.
NOTES TO FINANCIAL STATEMENTS



Note 5 - Income Taxes:
      The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision for income taxes is as follows for the year ended December 31:

                                             2002                2001
      Tax Benefit at U.S. statutory rate $(13,080)         $(116,926)
      Change in valuation allowance        13,080            116,926
      Provision for income taxes $           --            $    --
                                          ========          =========

At December 31, 2002, the Company has federal net operating loss carryforwards of approximately $1,770,806, which are available to offset future federal taxable income. These carryforwards expire between the years 2003 and 2017. Also, at December 31, 2002, the Company's state net operating loss carryforwards approximated $354,700 and expire in 2008 and 2009.

      Deferred income taxes are summarized as follows at December 31, 2002:

                Deferred tax asset:
                    Federal net operating loss carryforwards      $ 602,000
                    State net operating loss carryforward            26,600
                    Valuation allowance                            (628,600)
                          Net deferred tax asset                $      --
                                                                  =========

During the year ended December 31, 2002, the Company's valuation allowance declined by $103,846 due to the expiration of the federal net operating loss carryforwards. As seen in the above table, any future tax benefit which may result from utilization of these net operating loss carryforwards has been fully reserved for.

      Future expiration of federal net operating loss carryforwards for the periods ending after December 31, 2002 are as follows:

                          2003      $   671,125
                          2004          263,605
                          2005          435,836
                          2009           29,411
                          2010           16,059
                          2016          316,299
                          2017           38,471
                         Total       $1,770,806
                                     ==========

ORS AUTOMATION, INC.
NOTES TO FINANCIAL STATEMENTS



Note 6 - Lease Commitments:
      The Company conducted its operations in approximately 7,700 square feet of an office building until it ceased operations on December 31, 2001. The lease was scheduled to expire August 31, 2003. Rent expense for the year ending December 31, 2001 including taxes, insurance and maintenance reimbursements amounted to $91,699.

As of December 31, 2002, based on the terms of the lease, the Company is liable for a three-month lease cancellation fee of $16,352. This amount is presented in accrued expenses as of December 31, 2002.