Form 10QSB
period 2003-03-31
ORS AUTOMATION INC
filed 2003-05-06
CIK 350524

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              _____________


                                 FORM 10-QSB

         -----------------------------------------------------------



       QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2003

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

     As of April 17,2003, 8,758,443 shares of the registrants
Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.

     Transitional Small Business Format.  Yes   No /X/








                              ORS AUTOMATION, Inc.


                              INDEX TO FORM 10-QSB
                                  March 31, 2003

                                                             Page

Part I - Financial Information

   Item 1. Financial Statements:

         Balance Sheet (Unaudited) - March 31, 2003             3

         Statements of Operations (Unaudited) for the Three Months
         Ended March 31, 2003 and 2002                          4

         Statements of Cash Flows (Unaudited) for the Three
                Months Ended March 31, 2003 and 2002            5

      Notes to Financial Statements (Unaudited)             6,7,8

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations           9,10,11

   Item 3. Controls and Procedures                             11

Part II - Other Information

   Item 5. Other Information                                11,12
   Item 6 Exhibits                                             12

Signatures                                                     13

PART 1. Financial Information

Item 1. Financial Statements


                           ORS AUTOMATION, INC
                         BALANCE SHEET (UNAUDITED)
                              March 31, 2003

ASSETS

Current Assets:
  Cash                                                     $   16,550
                                                           ----------
                   TOTAL ASSETS                                16,550
                                                            =========
                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses                        18,352
                                                             --------
Stockholders' Deficit:
  Preferred stock                                              10,000
  Common stock                                                129,584
  Capital in excess of par value                           24,914,163
  Accumulated deficit                                     (25,055,549)
                                                           ----------
                    Total Stockholders' Deficit                (1,802)
                                                           ----------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $    16,550
                                                           ==========


















  The Notes to Financial Statements are an integral part of this statement.

                            ORS AUTOMATION, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDING MARCH 31 2003 AND 2002


                                        2003            2002

Sales                                $    0          $   627
Cost of Goods Sold                        0                0
                                    -------          -------
    Gross Profit (Loss)                   0             (627)

Administrative, Marketing
   and General Expenses               6,065           25,734
                                    -------           ------
Loss From Operations                 (6,065)         (25,107)

  Interest income                    (   33)         (   271)

Loss  Before Provision
      for Income Taxes               (6,032)         (24,836)

Provision for (Benefit From)
   Income Taxes                            0               0
                                    -----------    ---------
Net Loss                             (6,032)         (24,836)
                                    ==========     ==========
Basic Loss
 Per Share Common Stock             $  (00.0)     $    (00.0)
                                   ==========     ==========
Common Shares Used in Computing
 Basic and Diluted Loss Per
 Common Share                      20,758,443     20,758,443
                                   ==========     ==========



  The Notes to Financial Statements are an integral part of these statements.

                        ORS AUTOMATION, INC.
                  STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE THREE MONTHS ENDING MARCH 31, 2003 AND 2002

                                                     2003      2002
                                                  ------       -----
Cash Flows From Operating Activities:
  Net Loss                                       $  (6,032) $ (24,836)
  Adjustments to reconcile net loss to net cash used in operating activities:

  Changes in:
     Prepaid expenses                                 --        1,106
     Accounts payable and accrued expenses           2,000      8,937

                                                 ----------      -----
         Net Cash Used In
              Operating Activities                  (4,032)   (14,793)

Cash Flows From Investing Activities:                  --        --
                                                    -------    -------

Net Decrease in Cash                                (4,032)   (14,793)

Cash at Beginning of the Period                     20,582     69,906
                                                ----------   --------
Cash at End of the Period                        $  16,550    $55,113
                                                ===========   ========

Supplemental Disclosure of Cash Flow Information:

      Cash paid during the period for:
            Interest                            $     --     $    --
            Income taxes                        $     --     $    --




The Notes to Financial Statements are an integral part of these statements.

ORS AUTOMATION, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)


Note 1.   Quarterly Financial Information and Results of Operation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. The unaudited interim financial statements as of March 31, 2003 and 2002 reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of March 31, 2003 and the results of it operations and its cash flows for the three months periods ended March 31, 2003 and 2002.


     The Unaudited Statements of Operations for the three months months ended March 31, 2003 and 2002 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Note 2.   Preferred and Common Stock

     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All shares are issued outstanding at March 31, 2003. No dividends have been declared by the Board of Directors. This preferred stock has no liquidating preference.

     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of March 31,2003, 8,758,443 shares are issued outstanding. The difference between the issued and outstanding shares represents shares that have been canceled pursuant to the Company's April 8, 1991 Plan of Reorganization.

     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are issued outstanding at March 31, 2003.

     Both common stock and class A common stock have the same voting rights.

Note 3.  Earnings Per Share

     The Company has adopted Statement of Financial Accounting Standard
No. 128 Using, "Earnings Per Share". Basic earnings per common share is compared using the weighted average number of shares outstanding.
Diluted earnings per common share would be computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to other outstanding options, warrants, etc. to purchase common stock. For the quarterly period ended March 31, 2003 and 2002, the Company had no such potential dilutive securities, hence, only basic loss per share is presented.

Note 4.  Related Party Transaction

     On October 3, 2002 J.R.S. Holdings, L.L.C.,("JRS") acquired
12,000,000 shares of Class A Common Stock, representing 100% of that class; 1,000,000 shares of Series A Preferred, representing 100% of that class; and 576,250 shares of Common Stock, representing 6.6% of that class, from Affiliated Manufacturers, Inc.,("AMI"). The
Class A Common Stock and the Series A Preferred Stock have the same rights and preferences as the Common Stock resulting in JRS now owning 62.4% of the total outstanding stock of the Company. JRS is currently a limited liability company organized by James R. Solakian, who serves as CEO of the Company.

Note 5. Going Concern

      The company's financial statements were prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern.

      The Company neither owns or leases any real or personal property. The principal shareholder, who serves as CEO and CFO, is the only person actively involved in the business affairs of the Company. Such activities are provided without charge, other than reimbursement for out-of-pocket expenses. The principal officer and sole outside director for the Company are involved in other business activities and may, in the future, become increasingly involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in serving either their own or the best interest of the Company. The Company has not formulated a policy for the resolution of such conflict, if it were to surface.

     Management is actively involved in exploring business opportunities which they believe will allow the Company to increase shareholder's value and allow it to continue as a going concern. However, at this time the Company is fully dependent on its principal officer, both with respect to exploring business opportunities and to provide sufficient working capital advances, if required, for the Company to continue in existence.

Note 6. Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes Emerging
Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit and Activity
(including Certain Costs Incurred in a Restructuring)." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and management does not expect the adoption to have an impact on the Company's financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation, "FIN," No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Under FIN No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002,irrespective of the guarantor's fiscal year end. The adoption of FIN No.45 did not have a significant impact on the Company's financial position or results or operations.

     In January 2003, the FASB issued FASB Interpretation "FIN" No. 46, Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which certain equity investors do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without. additional financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, liquidity, or results of operations.

                        ORS AUTOMATION, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Item 2.

Safe Harbor for Forward-Looking Statements

     The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

General

      Effective December 31, 2001, ORS Automation, Inc. ("ORS"). ceased conducting operations. The decision to cease operations was made prior to the year end after ORS's two principal customers, which accounted for substantially all of ORS's sales, canceled all orders for products in the foreseeable future and based upon the general decline in electronics manufacturing activity.

      Effective January 1, 2002, the principal activity of ORS is to search for opportunities to maximize the value of ORS assets. (SEE: Liquidity and Capital Resources)



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003
      COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

      Since ORS ceased operations on December 31, 2001, there were no sales for the three month periods ended March 31, 2003 and 2002, respectively.

     The expenses incurred for the three months ended March 31,2003 related to accounting, legal and public company expenses needed to continue ORS existence while ORS attempted to seek opportunities to maximize the value of its assets. The expenses for the quarter ended March 31, 2002 also reflected payments required to meet contractual employee severance obligations to provide healthcare insurance coverage which expired on December 31, 2002.


The Company does not expect to generate any sales or to incur any significant operating expenses unless and until such time the Company begins or acquires meaningful operations.

                                      9
LIQUIDITY AND CAPITAL RESOURCES

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


     It is the intent of management, through the assistance of its principal shareholder and officer, to make cash advances, to the Company in order to support and preserve the integrity of the corporate entity. However, there is no legal obligation on the part of the principal shareholder and officer to provide the funding, if required. Should the principal shareholder fail to provide funding, the Company has not identified any other potential sources. Consequently, there is substantial doubt about the Company's ability to continue to operate as a going concern.

     The Company's need for capital may change dramatically as a result of any business acquisition or combination transactions. There can be no assurance that the Company will identify any suitable business, product, technology or opportunity in the future. Further, even if the Company locates a suitable target, there can be no assurance that the Company would be successful in consummating any acquisition or business combination on favorable terms or that it will be able to profitably manage the business, product, or technology, if acquired or otherwise combined.

     The Company intends to locate or combine with an existing, privately-held company, which is profitable or whose business model holds promise of future profitability. A combination may be structured as a merger, reverse merger, consolidation, exchange of the Company's stock for stock or assets or any other transaction form which will result in the combined enterprise's becoming a publicly-held corporation.

     Pending negotiation and consummation of a combination, the Company expects that it will have, apart from its search for a combination partner, no business activities or revenue in the future. Should the Company incur any significant liabilities prior to effecting a business combination, it may not be able to satisfy such liabilities as incurred.

     Due to the aforementioned limited financial resources, the Company will be unable to engage for compensation any financial experts or business advisors to evaluate possible combination proposals or potential acquisition candidates. It will be necessary for the Company to rely completely on its CEO and outside director. Management intends to ask pertinent questions of the proposed candidates or opportunities in the course of its due diligence phase. Management will rely heavily on a business plan, financial statements and projections, and management's views of the future. It will not devote a substantial amount of time to independently verify, via market research and other business evaluation techniques, much of the information obtained from interviews with the combination partner. Unless something comes to our attention which causes the Company to have serious concerns on the viability or integrity of the financial records and business projections, which would result in a disqualification of such candidate, a transaction would be approved by the majority shareholder. Following such approval, an Information Statement will be mailed to all of its shareholder's as required by law.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management under the supervision and with the participation of our chief executive officer/chief financial officer conducted an evaluation of our disclosure controls and procedures as defined in Securities Exchange Act of 1934(the "Exchange Act"), Rules 13a-14c, within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that as of the Evaluation Date, the disclosure controls and procedures are effective to ensure that all material information required to file in this Quarterly Report on Form 10QSB has been made known in a timely fashion.


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

On October 3, 2002, two new directors, James R. Solakian, and Conrad
R. Huss have been appointed to the Company's Board of Directors. These two individuals constitute a new Board of Directors, following the resignation of Edward Kornstein, the previous sole director of the Company. James R. Solakian has been elected Chairman of the Board, Chief
Executive Officer and Treasurer.


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

99.1 Certification Pursuant To 18 U.S.C. Section 1350 As Adopted
Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

99.2 Certifications of Chief Executive Officer Pursuant To 18 U.S.C.
Section 1350 As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley
Act of 2002.

    (b) Reports on Form 8-K and Form 8-KA. NONE

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                  ORS AUTOMATION, INC.
                                                      (Registrant)



Date:  May 5, 2003                      By:   /s/ James R. Solakian
                                                  James R. Solakian,
                                               Chief Executive Officer

                            Exhibit 99.1

                      Certification Pursuant To
                       18 U.S.C. Section 1350,
                        As Adopted Pursuant To
             Section 906 Of The Sarbanes-Oxley Act Of 2002

In connection with the Quarterly Report of ORS Automation, Inc. (the "Company") on Form 10-QSB for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, James R. Solakian, President, Chief Executive Officer and Principal Financial Officer of the Company, certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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




Dated: May 5, 2003

                                       /s/ James R. Solakian

                                       James R. Solakian
                                       Chief Executive Officer
                                       and Principal Financial Officer