Form 10QSB
period 2003-06-30
ORS AUTOMATION INC
filed 2003-08-13
CIK 350524

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           _____________

                            FORM 10-QSB

   -------------------------------------------------------------

   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2003

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

  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes /X/   No / /

  Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes /X/   No / /

  As of July 25, 2003, 8,758,443 shares of the registrants Common
Stock and 12,000,000 shares of Class A Common Stock were outstanding.

Transitional Small Business Format   Yes / /   No /X/












                       ORS AUTOMATION, Inc.


                       INDEX TO FORM 10-QSB
                           June 30, 2003

                                        Page

Part I - Financial Information

  Item 1.Financial Statements:

          Balance Sheet (Unaudited) - June 30, 2003       1

          Statements of Operations (Unaudited) for the Three
          and Six Months Ended June 30, 2003 and 2002.     2

          Statements of Cash Flows (Unaudited) for the Six
          Months Ended June 30, 2003 and 2002.         3

          Notes to Financial Statements.              4,5,6


     Item 2.Management's Discussion and Analysis of
            Financial Condition and Results of Operations. 7,8

     Item 3.Controls and Procedures                  9

Part II - Other Information                      9

     Item 5. Other Information                      9
     Item 6. Exhibits                           10

Signatures                                    11

Exhibits                                      12-15





















                       ORS AUTOMATION, INC.
                      UNAUDITED BALANCE SHEET
                           June 30, 2003

ASSETS

Current Assets:
  Cash                           $ 12,386
                                          --------

          TOTAL ASSETS                12,386
                                          ========

          LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts payable and accrued expenses          0
                                          --------

Stockholders' Equity:
  Preferred stock                      10,000
  Common stock                         129,584
  Capital in excess of par value          24,914,163
  Accumulated deficit                 (25,041,361)
                                        -----------

          Total Stockholders' Equity         12,386
                                        -----------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 12,386
                                        ===========
















The Notes to Financial Statements are an integral part of these statements.






                                 1
                       ORS AUTOMATION, INC.
                UNAUDITED STATEMENTS OF OPERATIONS
     FOR THE THREE AND SIX MONTHS ENDING JUNE 30 2003 and 2002

                           Three Months        Six Months
                           Ended June 30          Ended June 30


                           2003     2002     2003     2002

Sales                      0       0       0     $627
Cost of Goods Sold            0       0       0       0
                           -----    -----    -----    -----
  Gross Profit (Loss)         0       0       0     $627

Administrative, Marketing
  and General Expenses        2,185      5,787      8,250
31,521
  (Gain) on Debt Recovery     (16,352)      0   (16,352)
0
                    ---------   -------  --------  -------

Income (Loss) From Operations   14,166   (5,787)   8,102
(30,894)

Other (Income):
  Interest income            (21)    (180)     (54)    (451)
                    ---------  --------   ------   ------

Income (Loss) Before
  Provision for Income Taxes   14,187   (5,607)  8,156
(30,443)

Provision for (Benefit From)
  Income Taxes              0        0       0         0
                    ---------   -------  -------  -------

Net Income (Loss)         $14,187      $(5,607)    $ 8,156
$(30,443)
                    =========   =======  =======  ========

Basic Earnings (Loss)
  Per Share Common Stock   $ 00.0    $ (00.0)    $ 0.00
$(0.00)
                    =========   =======  =======  ========

Common Shares Used in Company
Basic Earnings (Loss) Per
Common Share         20,758,443    20,758,443  20,758,443
20,758,443
                          ===========     ==========  ==========
==========




The Notes to Financial Statements are an integral part of these statements.







                                 2
                       ORS AUTOMATION, INC.
                UNAUDITED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDING JUNE 30, 2003 AND 2002


                                               2003       2002
                                      ----       ----

Cash Flows From Operating Activities:
  Net Income (Loss)                      $ 8,156   $
(30,443)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:

     Prepaid expenses                         0
  1,106
     Accounts payable and accrued expenses      (16,352)
  4,591
                                    --------      ------
--


       Net Cash Used In
          Operating Activities                 (8,196)
       (24,746)
                                    --------      ------
--

Net Decrease in Cash                         (8,196)
(24,746)


Cash at Beginning of the Period                20,582
69,906
                                    --------      ------
--

Cash at End of the Period                   $ 12,386     $
45,160
                                             =========   ========

Supplemental Disclosure of Cash Flow Information:


  Cash paid during the period for:
       Interest                         $ --          $ --
       Income taxes                   $ --          $ --








The Notes to Financial Statements are an integral part of these statements.










                                 3
                       ORS AUTOMATION, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

  The unaudited financial statements included herein have been prepared by
The Company pursuant to the rules and regulations of the Securities and
Exchange Commission. Accordingly, they do not include all of the information and
Footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim financial statements as of June 30, 2003 and 2002 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of June 30,2003, and as of the results of its operations and its cash flows for the three and six month periods ended June 30, 2003 and 2002 for the periods covered.

  The Unaudited Statements of Operations for the three month and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of results for the full year.

  While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31,
2002.

Note 2. Preferred and Common Stock

  The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are issued and outstanding at June 30, 2003. This preferred stock has no liquidating reference.

  The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of June 30, 8,943,889 shares are issued and 8,758,443 shares are outstanding.

The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are issued and outstanding at June 30, 2003.

Common stock and Class A common stock have the same voting rights.

Note 3. Earnings Per Share

  The Company has adopted Statement of Financial Accounting Standard No.128 Using, "Earnings Per Share". Basic earnings per common share is computed using the weighted average of shares outstanding. Diluted earnings per common share would be computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to other outstanding options, warrants, etc. to purchase common stock. For the quarterly period ended June 30, 2003 and 2002, the Company has no such potential dilutive Securities; hence, only basic loss per share is presented.

Note 4. Related Party Transaction

On October 3, 2002 J.R.S. Holdings, L.L.C., ("JRS") acquired
12,000,000 shares of Class A Common Stock, representing 100% of that class;
Note 4 (continued)

1,000,000 shares of Series A Preferred, representing 100% of that class;
and 576,250 shares of Common Stock, representing 6.6% of that class, from Affiliated Manufacturers, Inc., ("AMI"). The Class A Common Stock and the Series A Preferred Stock have the same rights and preferences as the Common Stock resulting in JRS now owning 62.4% of the total outstanding stock of the Company. JRS is currently a limited liability company organized by James R. Solakian, who serves as CEO and Chief Financial Officer of the company.

Note 5. Going Concern

  The company's financial statements are prepared in accordance with generally accepted accounting principals applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern.

  The Company neither owns nor leases any real or personal property. The principal shareholder, who serves as CEO and CFO, is the only person actively involved in the business affairs of the Company. Such activities are provided without charge, other than reimbursement for out-of-pocket expenses.
Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The principal officer and outside director for the Company are involved in other business activities and may, in the future, become increasingly involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in serving either their own or the best interest of the Company. The Company has not formulated a policy for the resolution of such conflict, if it were to surface.

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

Note 6. Recent Accounting Pronouncements

  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes
Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).
" SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and management does not expect the adoption to have an impact on the Company's financial position or results of operations.

  In November 2002, the FASB issued FASB Interpretation, "FIN," No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others."
FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.

                                 5

NOTE 6 (continued)

Under FIN No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31,2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No.45 did not have a significant impact on the Company's financial position or results or operations.

  In January 2003, the FASB issued FASB Interpretation "FIN" No. 46, Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which certain equity investors do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 applies immediately to variable interest entities (Vies) created after January 31, 2003, and to Vies in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to View's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, liquidity, or results of operations.











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


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
2003 COMPARED TO THE THREE MONTHS AND SIX ENDED JUNE 31, 2002.

  Since ORS ceased operations on December 31, 2001, there were no sales for the three and six-month periods ended June 30, 2003.

  The expenses incurred for the three and six month ended June 30, 2003 and 2002, respectively, related to accounting, legal and public company expenses needed to continue ORS existence while ORS attempted to seek opportunities to maximize the value of its tangible and intangible assets. The expenses for the quarter and six months ended June 30, 2003 also reflected payments required to meet contractual employee severance obligations to provide healthcare insurance coverage, which expired on December 31, 2002. The second quarter realized a gain on the removal of an early lease termination reserve provision of $16,352 established during 2001.

  The Company does not expect to generate any sales or to incur any significant operating expenses unless and until such time the Company begins or acquires meaningful operations.



                                 7
LIQUIDITY AND CAPITAL RESOURCES

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

  At June 30, 2003, the Company had working capital of $12,386.

  It is the intent of management, through the assistance of its principal shareholder, to make made cash advances, in order to support and preserve the integrity of the corporate entity. However, there is no legal obligation on the part of the principal shareholder to provide the funding, if required. Should the principal officer fail to provide funding, the Company has not identified any other potential sources. Consequently, there is substantial doubt about the Company's ability to continue to operate as a going concern.

  The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any suitable business, product, technology or opportunity in the future. Further, even if the Company locates a suitable target, there can be no assurance that the Company would be successful in consummating any acquisition or business consolidation on favorable terms or that it will be able to profitably manage the business, product, or technology, if acquired or otherwise engaged.

  The Company intends to locate or combine with an existing, privately held company, which is profitable or whose business model holds promise of future profitability. A combination may be structured as a merger, reverse merger, consolidation, exchange of the Company's stock for stock or assets or any other transaction form which will result in the combined enterprise's becoming a publicly-held corporation.

  Pending negotiation and consummation of a combination, the Company expects that it will have, apart from its search for a combination partner, no business activities or revenue in the future. Should the Company incur any significant liabilities prior to effecting a business combination, it may not be able to satisfy such liabilities as incurred.

Due to the aforementioned limited financial resources, the Company will be unable to engage any financial experts or business advisors to evaluate combination proposals or acquisition candidates. It will be necessary for the Company to rely completely in it sole officer and director.
Management intends to ask pertinent questions of the proposed candidates or opportunities in the course of its diligence phase. Management will rely heavily on a business plan, financial statements and projections, and management's views of the future. It will not devote a substantial amount of time to independently verify, via market research and other business evaluation techniques, much of the information obtained from interviews with the combination partner. Unless something comes to the attention which causes the Company to have serious concerns on the viability or integrity of the financial records and business projections, which would result in a disqualification of such candidate, a transaction would be approved by the majority shareholder and an Information Statement mailed to all of its shareholder's as required by law.

                                 8

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



     PART II - OTHER INFORMATION

Item 5.

Other Information

J.R.S. Holdings, L.L.C., a limited liability company organized under the
State of New Jersey ("JRS"), acquired 12,000,000 shares of Class A
Common
Stock,
representing 100% of that class; 1,000,000 shares of Series A Preferred, representing 100% of that class; and 576,250 shares of Common Stock, representing 6.6% of that class, from Affiliated Manufacturers, Inc.,
("AMI"), a New Jersey Corporation on October 3, 2002. The Class A
Common
Stock and the Series A Preferred Stock have the same rights and preferences as the Common Stock resulting in JRS now owning 62.4% of the total outstanding stock of the Company. James R. Solakian is the sole member of JRS.

On October 3, 2002, two new directors, James R. Solakian, and
Conrad R.
Huss
have been appointed to the Company's Board of Directors. These two individuals constitute a new Board of Directors, following the resignation of Edward
Kornstein,
the sole director of the Company. James R. Solakian has been elected
Chairman of the Board, Chief Executive Officer and Treasurer.

Edward Kornstein resigned as director and President of the Company effective
October 3, 2002. In his resignation, Mr. Kornstein did not state any disagreements with the Company on any matter relating to the Company's operations, policies or practices.







                                 9


Item 6.

Exhibits and reports on Form 8-K and Form 8-KA


       (a) Exhibits. Certificate of Incorporation and other corporate documents are incorporated herein by reference to exhibits of previous reports filed with the Commission.


       (b) Reports on Form 8-K and Form 8-KA. NONE


99.1 Certification Pursuant To U.S.C. Section 1350 As Adopted
Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.


















         THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK





















                                10

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                             ORS AUTOMATION, INC.
                                                (Registrant)



Date: August 12, 2003                      By: /s/ James R.
Solakian
                                                   James R.
Solakian,
                                                   Chief Executive
Officer







































                                11