Form 10QSB
period 2003-09-30
ORS AUTOMATION INC
filed 2003-11-13
CIK 350524

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 _____________



                                 FORM 10-QSB


                       ___________________________________





          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2003


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



     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes /X/  No //


     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                          Yes /X/   No / /


     As of October 15, 2003, 8,758,443 shares of the registrants Common Stock and 12,000,000 shares of Class A Common Stock were outstanding.


     Transitional Small Business Format.  Yes / /  No /X/


                              ORS AUTOMATION, Inc.



                              INDEX TO FORM 10-QSB
                               September 30, 2003


                                                                      Page


Part I - Financial Information


   Item 1. Financial Statements:


       Balance Sheet (Unaudited) - September 30, 2003                    1


       Statements of Operations (Unaudited)for the Three
       and Nine Months Ended September 30, 2003 and 2002                 2


       Statements of Cash Flows (Unaudited) for the Nine
       Months Ended September 30, 2003 and 2002.                         3


       Notes to Financial Statements.                                4,5,6


   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations.            7,8,9


   Item 3. Controls and Procedures                                      10


Part II - Other Information                                          10,11


   Item 5. Other Information                                            11
   Item 6. Exhibits


Signatures                                                              12


                               ORS AUTOMATION, INC
                             UNAUDITED BALANCE SHEET
                               September 30, 2003


ASSETS


Current Assets:
  Cash                                                            $   11,402
                                                                          -
                   TOTAL ASSETS                                       11,402
                                                                     =======
                   LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts payable and accrued expenses                           $    1,200
                                                                       _____
Stockholders' Equity:
  Preferred stock                                                     10,000
  Common stock                                                       129,584
  Capital in excess of par value                                  24,914,163
  Accumulated deficit
(25,043,545)
                                                                      ______
                    Total Stockholders' Equity                        10,202
                                                                      ______


             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    11,402
                                                                  ==========





  The Notes to Financial Statements are an integral part of this Statement





                              ORS AUTOMATION, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30 2003 and 2002


                                 Three Months              Nine Months
                              Ended September 30        Ended September 30


                              2003          2002        2003          2002


Sales                       $    0             0           0       $   627
Cost of Goods Sold               0             0           0             0
                              ____          ____        _____         ____
    Gross Profit (Loss)          0             0           0           627


Administrative, Marketing
   and General Expenses      2,200         7,275      10,450        38,796
(Gain)on Debt Recovery           0             0     (16,352)            0
                             _____         _____      ______         _____
Income(Loss)From Operations  2,200       ( 7,275)      5,902       (38,169)


Other (Income):
  Interest income              (16)         (131)        (70)         (582)
                             _____         _____      ______         _____
Income(Loss)Before
 Provision for Income Taxes  2,184        (7,144)      5,972       (37,587)


Provision for (Benefit From)
   Income Taxes                  0             0           0             0
                             _____         _____      ______         _____
Net Income(Loss)          $  2,184       $(7,144)   $  5,972     $ (37,587)
                            =======       =======     =======      =======
Basic Earnings (Loss)
 Per Share Common Stock   $   00.0       $ (00.0)      $0.00       $ (0.00)
                            =======       =======    ========      =======
Common Shares Used in Company
 Basic Earnings Per Common
 Share                    20,758,443   20,758,443  20,758,443    20,758,443
                          ==========   ==========  ==========    ==========





The Notes to Financial Statements are an integral part of these statements.





                             ORS AUTOMATION, INC.
                      UNAUDITED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2003 AND 2002


                                                    2003        2002


Cash Flows From Operating Activities:
  Net Income (Loss)                              $ 5,972   $ (37,587)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:


      Inventory, net                                   -       1,106
      Accounts payable and accrued expenses       (15,152)     2,854


                                                   ______     ______
         Net Cash Used In
              Operating Activities               ( 9,180)    (33,627)
                                                 __________  ________



Net Decrease in Cash                              (9,180)    (33,627)


Cash at Beginning of the Period                   20,582      69,906
                                                 _________   ________
Cash at End of the Period                       $  11,402    $36,279
                                                ===========  ========


Supplemental Disclosure of Cash Flow Information:


      Cash paid during the period for:
            Interest                            $      -     $     -
            Income taxes                        $      -     $     -





The Notes to Financial Statements are an integral part of these statements





                              ORS AUTOMATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Note 1.   Basis of Presentation


     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principle's generally accepted in the United States for complete financial statements. The unaudited interim fi-nancial statements as of September 30, 2003 and 2002 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of manage-ment, are considered necessary for a fair presentation of its financial position as of September 30,2003 and as of the results of its operations and its cash flows for the three and nine month periods ended September 30, 2003 and 2002 for the periods covered.


     The Unaudited Statements of Operations for the three months and nine months ended September 30, 2003 and 2002 are not necessarily indicative of results for the full year.


     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 2002.


Note 2.   Preferred and Common Stock


     The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued. All are issued and outstanding at September 30, 2003. This preferred stock has no liquidating preference.


     The common stock of the Company has a par value of $.01 per share and 10,000,000 shares have been authorized to be issued. As of September 30,2003 8,943,889 shares are issued and 8,758,443 shares are outstanding.


     The Company also has Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. All are issued and outstanding at September 30, 2003.


         Common stock and Class A common stock have the same voting rights.


Note 3.  Earnings Per Share


         The Company has adopted Statement of Financial Accounting Standard No.128 Using, `Earnings Per Share'. Basic earnings per common share is com-pared using the weighted average of shares outstanding. Diluted earnings per common share would be computed using the weighted average number of shares outstanding adjusted for the incremental


NOTE 3 (continued)


shares attributed to other outstanding options, warrants, etc. to purchase common stock. For the quarterly period ended September 30, 2003 and 2002, the Company has no such potential dilutive Securities, hence, only basic loss per share is presented.



Note 4.  Related Party Transaction


     On October 3, 2002 J.R.S. Holdings, L.L.C.,(`JRS') acquired 12,000,000 shares of Class A Common Stock, representing 100% of that class;1,000,000 shares of Series A Preferred, representing 100% of that class; and 576,250 shares of Common Stock, representing 6.6% of that class, from Affiliated Manufacturers, Inc.,(`AMI'). The Class A Common Stock and the Series A Pre-ferred Stock have the same rights and preferences as the Common Stock re-sulting in JRS now owning 62.4% of the total outstanding stock of the Com-pany. JRS is currently a limited liability company organized by James R. Solakian, who serves as CEO and Chief Financial Officer of the company.



Note 5. Going Concern


       The company's financial statements are prepared in accordance with generally accepted accounting principals applicable to a going concern. This contemplates the realization of assets and the liquidation of liabili-ties in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern.


       The Company neither owns or leases any real or personal property.
The principal shareholder, who serves as CEO and CFO, is the only person actively involved in the business affairs of the Company. Such activities are provided without charge, other than reimbursement for out-of-pocket expenses. Such costs are immaterial to the financial statements and accord-ingly, have not been reflected therein. The principal officer and outside director for the Company are involved in other business activities and may, in the future, become increasingly involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in serving either their own or the best interest of the Company. The Company has not formulated a policy for the resolution of such conflict, if it were to surface.


       Management is actively involved in exploring business opportunities which they believe will allow the Company to increase shareholder's value and allow it to continue as a going concern. However, at this time the Com-pany is fully dependent on its principal officer, both with respect to ex-ploring business opportunities and to provide sufficient working capital advances, if required, for the Company to continue in existence.





Note 6. Recent Accounting Pronouncements


     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Asso-ciated with Exit or Disposal Activities, which supercedes Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 addresses financial ac-counting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effec-tive for exit or disposal activities that are initiated after December 31, 2002 and management does not expect the adoption to have an impact on the Company's financial position or results of operations.


      In November 2002, the FASB issued FASB Interpretation, FIN, No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has is-sued. Under FIN No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31,2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No.45 did not have a significant impact on the Company's financial position or results or operations.


     In January 2003, the FASB issued FASB Interpretation FIN No. 46, Con-solidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which certain equity investors do not have the char-acteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 applies immediately to vari-able interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 did not have a material impact on the Company's financial position, li-quidity, or results of operations.





                             ORS AUTOMATION, INC.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Item 2.


GENERAL


           The information contained in Item 2 contains forward-looking state-ments within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.


      Effective December 31, 2001, ORS Automation, Inc. (ORS) ceased conducting operations. The decision to cease operations was made prior to the year end after ORS's two principal customers, which accounted for substantially all of ORS's sales, canceled all orders for products in the foreseeable future and based upon the general decline in electronics manufacturing activity.


      Effective January 1, 2002, the principal activity of ORS is to search for opportunities to maximize the value of ORS tangible and intangible as-sets.





RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,2003 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002


      Since ORS ceased operations on December 31, 2001, there were no sales for the three and nine month periods ended September 30, 2003.


      The expenses incurred for the three and nine month ended September 30, 2003 and 2002, respectively, related to accounting, legal and public company expenses needed to continue ORS existence while ORS attempted to seek oppor-tunities to maximize the value of its tangible and intangible assets. The second quarter realized a gain on the removal of a early lease termination reserve provision of $16,352 established during 2001. Exclusive of this gain, the Company would have incurred a loss of $10,381, as compared to net income of $5,971 for the nine months ended September 30, 2003.





The Company does not expect to generate any sales or to incur any signifi-cant operating expenses unless and until such time the Company begins or acquires meaningful operations. The annual costs associated with maintaining the public company registration and transfer activities are estimated to approximate $10,000.





LIQUIDITY AND CAPITAL RESOURCES


     ORS determined that its available cash flow would only allow it to continue operations until December 31, 2001, unless it was able to generate new sales of its products and services prior to December 31, 2001. ORS was unable to generate new sales. In addition, ORS was unable to obtain capital from other sources, such as financial institutions or investors. Thus, ef-fective December 31, 2001, ORS ceased its operations.


       At September 30, 2003, the Company had working capital of $10,202.


       It is the intent of management, through the assistance its principal shareholder, to make made cash advances, in order to support and preserve the integrity of the corporate entity. However, there is no legal obligation on the part of the principal shareholder to provide the funding, if re-quired. Should the principal officer fail to provide funding, the Company has not identified any other potential sources. Consequently, there is sub-stantial doubt about the Company's ability to continue to operate as a going concern.


       The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assur-ance that the Company will identify any suitable business, product, technol-ogy or opportunity in the future. Further, even if the Company locates a suitable target, there can be no assurance that the Company would be suc-cessful in consummating any acquisition or business consolidation on favor-able terms or that it will be able to profitably manage the business, prod-uct, or technology, if acquired or otherwise engaged.


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





Due to the aforementioned limited financial resources, the Company will be unable to engage any financial experts or business advisors to evaluate combination proposals or acquisition candidates. It will be necessary for the Company to rely completely in it sole officer and director. Management intends to ask pertinent questions of the proposed candidates or opportuni-ties in the course of its diligence phase. Management will rely heavily on a business plan, financial statements and projections, and management's views of the future. It will not devote a substantial amount of time to indepen-dently verify, via market research and other business evaluation techniques, much of the information obtained from interviews with the combination part-ner. Unless something comes to the attention which causes the Company to have serious concerns on the viability or integrity of the financial records and business projections, which would result in a disqualification of such candidate, a transaction would be approved by the majority shareholder and an Information Statement mailed to all of its shareholder's as required by law.





             THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK





Item 3. Controls and Procedures


Evaluation of Directors Controls and Procedures


     Our management under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer conducted an evaluation of our disclosure controls and procedures as defined in Securities Exchange Act of 1934(the Exchange Act), Rules 13a-14c, within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the Evaluation Date). Based on this evaluation, our Chief Executive Officer/Chief Financial Officer has con-cluded that as of the Evaluation Date, the disclosure controls and proce-dures are effective to ensure that all material information required to file in this Quarterly Report on Form 10QSB has been made known in a timely fashion.



Changes in Internal Controls


There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.





        PART II - OTHER INFORMATION


Item 5.


Other Information



J.R.S. Holdings, L.L.C., a limited liability company organized under the State of New Jersey (JRS), acquired 12,000,000 shares of Class A
Common Stock, representing 100% of that class; 1,000,000 shares of Series A Preferred, representing 100% of that class; and 576,250 shares of Common Stock, representing 6.6% of that class, from Affiliated Manufacturers, Inc.,(AMI), a New Jersey Corporation on October 3, 2002. The Class A Common Stock and the Series A Preferred Stock have the same rights and preferences as the Common Stock resulting in JRS now owning 62.4% of the total outstand-ing stock of the Company. James R. Solakian is the sole member of JRS.


On October 3, 2002, two new directors, James R. Solakian, and Conrad R. Huss have been appointed to the Company's Board of Directors. These two individu-als constitute a new Board of Directors, following the resignation of Edward Kornstein, the sole director of the Company. James R. Solakian has been elected Chairman of the Board, Chief Executive Officer and Treasurer.





Edward Kornstein, resigned as director and President of the Company effec-tive October 3, 2002. In his resignation, Mr.Kornstein did not state any disagreements with the Company on any matter relating to the Company's op-erations, policies or practices.





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





                                                  ORS AUTOMATION, INC.
                                                      (Registrant)





Date:  November 12, 2003                   By:   /s/ James R. Solakian
                                                    James R. Solakian,
                                           Chief Executive Officer
                                           Principal Financial Officer





