Form 10KSB
period 2003-12-31
ORS AUTOMATION INC
filed 2004-02-19
CIK 350524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File No.: 0-10854

ORS AUTOMATION, INC.
(Exact name of registrant as specified in its charter)

                  DELAWARE
                                                          I.R.S. Employer Identification
      (State or other jurisdiction of
                                                                  No. 13-27956-75
      incorporation or organization)

152 Mockingbird Ct., Three Bridges, New Jersey
(Address of principal executive offices)

                    08887                                    (908)782-9665
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

   As of February 1, 2004, there was no bid or asked price quoted on any stock exchange, resulting in the aggregate value of the voting common stock held by non-affiliates of the registrant to be $0.00 .

   Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the
distribution of securities under a plan confirmed by a court. Yes  /X/   No

   As of December  31, 2003, 8,758,443 shares of the registrant's Common Stock and
12,000,000 shares of Class A Common Stock were outstanding.

   Transitional Small Business Disclosure Format:  Yes   No /X/

..
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

(b) Nature of Business

   From inception through the fiscal year ended December 31, 2001, ORS was primarily engaged in the production and sale of computer-based vision products for automatic part alignment, machine guidance, identification, inspection, control of industrial processes and visual sensing systems for use with industrial automation equipment. These products and control systems were sold to machine manufacturers who then incorporated them into machines sold to an end user. The end users were typically automated, high volume electronic circuit and component manufacturers globally located.

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

   On December 31, 2003, J.R.S. and Somerset International Group, Inc. (Somerset) signed a
Stock Purchase Agreement whereby J.R.S. will sell 526,250 shares of Common Stock,
12,000,000 shares of Class A Common Stock and 1,000,000 shares of Series A Preferred Stock of the Company. This transaction closed in escrow on January 22, 2004, with the condition to closing that J.R.S. file this Form 10KSB for the fiscal year ending December 31, 2003.
J.R.S. will retain 50,000 Common Shares, representing .2 percent of the outstanding common shares and Somerset will become the controlling shareholder of the Company, owning approximately 60 percent of the outstanding shares of the Company.

                                           -2-

..
(d) Disposal of Operating Assets

   During the fiscal year ended December 31, 2001, ORS sold or otherwise disposed of all of its operating assets, including inventory, fixtures and equipment. Most of these transactions involved the exchange of its assets for certain liabilities. In the third
Quarter of 2001, AMI, the principal shareholder and principal customer of the Company, indicated that it did not anticipate making any purchases of the Company's products and services for the remainder of 2001 and 2002, and that rather than paying the Company
$489,995 owed to the Company, it would offset those accounts receivable against notes and accrued interest, which the Company owes to AMI. As of December 31, 2001, the two companies agreed to offset the payables and receivables in the amount of $489,995.with
Affiliated Manufacturer's, Inc.

(e) 2003 Sales

   ORS had no product sales in fiscal 2003.

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

(j) Employees

   As a result of ORS ceasing its operations as of December 31, 2001, all ORS employees were terminated. Effective January 1, 2002, to present, ORS has no employees.

Item 2.  Description of Property

   As a result of ORS ceasing its operations, December 31, 2001, ORS relinquished 7,695 square feet of leased office and engineering space at 402 Wall Street, Princeton, New
Jersey 08540. ORS records are temporarily being stored in a segregated area made available by J. R. S. Holdings, L.L.C. at no cost to the Company. ORS administrative functions are being conducted at 152 Mockingbird Ct., Three Bridges, New Jersey, 08887.

Item 3. Legal Proceedings

   There are no known legal actions in which ORS is a party.

Item 4.  Submission of Matters to a Vote of Security Holders
   None

                                               -3-

..
                                            PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

   On October 15, 1986, ORS' common stock was delisted from NASDAQ for failure to meet the minimum capital and surplus requirements of the NASD By-Laws. Since there are no market makers for ORS' stock, trading, if any, has been sporadic. There have been no public stock transactions during 2003 and 2002. As of December 31, 2003 there were 552 holders of record of ORS' common stock.

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

   The table below presents selected financial data for ORS for the past two years.

   Results of Operations
   For The Year Ended December 31,                   2003                 2002
   --------------------------------                  ----                 ----
   Sales                               $               0     $               0

   Loss From Operations                             (932)             (38,471)

   Net Loss                                         (932)             (38,471)

   Basic Loss per Common Share         $           (0.00)     $         (0.00)

   Financial Position at
   December 31,                                      2003                 2002
                 ----                 ----

   Total Assets                        $            5,698    $          20,582

   Total Liabilities                                2,400               16,352

   Shareholder's Equity                $            3,298    $          4,230

   Although ORS maintains an administrative office, its principal function on and after
January 1, 2002 is to look for  opportunities to maximize the value of ORS' tangible and intangible assets.
                                             -4-

..
Results of Operations

   Since ORS ceased operations on December 31, 2001, there were no sales for the fourth quarter and fiscal years ended December 31, 2002 and 2003. The expenses incurred for the fourth quarter of 2001 and fiscal years ended December 31, 2002 and 2003 related primarily to accounting, audit, legal and administrative expenses needed to continue ORS existence while ORS attempted to seek opportunities to maximize the value of its intangible assets.
These expenses also reflected payments required to meet contractual employee severance obligations to provide healthcare insurance coverage, which was satisfied as of December
31, 2002.

   At December 31, 2003 and December 31, 2002 there were $355,642 state and $1,100,613 federal net operating loss carryforwards. Net loss for 2003 was $932 as compared to a net loss of $38,371 for 2002. There was no provision for federal income taxes as a result of
ORS' net loss in 2002 and 2003. The net loss for 2003 as compared to 2002 was substantially lower as the result of the Company changing their estimate in the amount of
$ 16,352 relating to their accrued rent liability.

Liquidity and Capital Resources

   As of December 31, 2003, the Company's sole asset consisted of cash in the amount of
$5,698, and along with accrued liabilities totaling $2,400 which resulted in shareholders equity of $ 3,298.

   Due to the fact the company ceased operations and has limited cash on hand, the Company auditors have issued a going concern opinion as of December 31, 2003, which states that there is substantial doubt about the Company's ability to continue as a going concern.

   We had no off balance sheet arrangments as of December 31, 2003.

Item 7.  Financial Statements and Supplementary Data

   Financial Statements and schedules filed herewith are listed in the table of contents to the financial statements on page F-2.

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure

             None

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

   Our Management, with the participation of the Chief Executive Officer, who is our
Principal Executive Officer, and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, our Chief Executive Officer and Chief Executive Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal control over financial reporting

   During the year ended December 31, 2003, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

                                               -5-

..
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

The directors and executive officers of the Company are:

   Name                     Positions with registrant             Has served as
                            and age as of February 1, 2004        director since
  -------                   ------------------------------        --------------

   James R. Solakian        Chairman of the Board                 October, 2002
                            Chief Executive Officer
                            Secretary and Treasurer, 61

   Conrad R. Huss           Director, 55                          October, 2002

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

Item 10.  Executive Compensation

   The following summary compensation table sets forth all compensation paid by ORS during the fiscal years ended December 31, 2003, 2002 and 2001 in all capacities for the accounts of the Chief Executive Officer (CEO) and President.

   Name and Principal                         Annual                 Restricted
      Position                    Year        Compensation          Stock Awards
   ------------------             ----        ------------          ------------

   Edward Kornstein (1),          2003              ---                0
                                  2002           $9,750                0
                                  2001          $40,181                0

   James R. Solakian, CEO         2003              ---                0
                                  2002              ---                0

   (1) Edward Kornstein resigned as Principal Officer and Director on October 3, 2002.

                                               -6-

..
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

Item 11. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth the number and percentage of the shares of ORS' voting stock owned as of December 31, 2003 by all persons known to ORS who own more than 5% of the outstanding number of such shares, by all directors of ORS, and by all officers and directors of ORS as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. See Item
12 for subsequent stock transaction.

   Title                                        Number of Shares           Percent
   of Class         Name                        Beneficially Owned         of Class
   --------         ----                        ------------------         --------
   Common        J.R.S. Holdings, L.L.C.(1)           576,250                 6.6%
                 152 Mockingbird Ct.
                 Three Bridges,
                 New Jersey 08887

   Class A       J.R. S. Holdings, L.L.C.(1)       12,000,000               100.0%
   Common        152 Mockingbird Ct.
                 Three Bridges,
                 New Jersey 08887

   Series A      J.R. S. Holdings, L.L.C (1)        1,000,000               100.0%
   Preferred     152 Mockingbird Ct.
                 Three Bridges,
                 New Jersey 08887

                                                                             62.4%
   Voting        All Directors and
                 Officers as a group (1)

(1) J.R.S. Holdings. L.L.C. includes 576,250 shares of Common Stock, $0.01 par value, and
12,000,000 shares of Class A Common Stock, $0.0035 par value. The ORS Class A Common Stock has the same rights and preferences as the ORS' Common Stock, $0.01 par value. Each share of Series A Preferred Stock, $0.01 par value, has the same rights and preferences as the
Company's Common Stock, $0.01 par value.

                                                 -7-

..
Item 12. Certain Relationships and Related Transactions

J.R.S. Holdings, L.L.C.

   J.R.S. Holdings, L.L.C. (J.R.S.) purchased 13,576,250 shares of stock held by
Affiliated Manufacturer's Inc. (AMI). AMI retained 500,000 common stock shares for investment purposes.  James R. Solakian is the President and Chief Executive Officer of
the Company and sole shareholder of J.R.S.

                                            PART IV

Item 13.  Exhibits List and Reports on Form 8-K

      None.

   (b) Exhibits

   Method of Filing              Exhibit No.                 Exhibits
   ----------------              -----------                 --------

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
   S-1, File No. 2-70609.                              amended through December 29, 1980.

   Incorporated by reference        3(b)               By-Laws of ORS Automation, Inc.
   to Exhibit 3(b) to Form
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

                                              -8-

..
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

   Exhibit filed with Form 10 KSB   10 (e)              Stock Purchase Agreement
   For the year ended                                   dated December 31, 2003
   December 31, 2003                                    between J.R.S. Holdings, LLC
                                                        and Somerset International Group

99.1    Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Executive Officer pursuant to 13a-14(a)15d-14(a) of the
Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

99.3 Certification of Chief Fianacial Officer pursuant to 13a-14(a)15d-14(a) of the
Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

Item 14  Principal Accountant Fees and Services

                                                  2003               2002
                                                  ----               ----

                      Audit Fees                $5,800             $8,250

                                                 -9-

..
                                               SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ORS AUTOMATION, INC.
                                              (Registrant)

   By:         /s/ James R. Solakian                       Dated:  February 18, 2004
                   James R. Solakian,
       Chairman,President

   In Accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                 Date                           Position with Registrant
   --------------------          -----                           ------------------------

   /s/ James R. Solakian         2/18/04                         Chairman, CEO, Treasurer
                                                           Secretary,(Chief Financial Officer)

                                                   -10-

..
                                  ORS AUTOMATION, INC.
                            CONTENTS TO FINANCIAL STATEMENTS
                                   DECEMBER 31, 2003

                                                                    Page

Independent Auditors' Report                                        F-3

Balance Sheet
December 31, 2003                                                   F-4

Statements of Operations
For the Years Ended December 31, 2003 and 2002                      F-5

Statements of Stockholders' Equity
For the Years Ended December 31, 2003 and 2002                      F-6

Statements of Cash Flows
For the Years Ended December 31, 2003 and 2002                      F-7

Notes to Financial Statements                                   F-8 - F-11

                                          F-2

..
                                WithumSmith+Brown
                          A Professional Corporation
                  Certified Public Accountants & Consultants
                                 81 Park Avenue
                              Flemington, NJ  08822

INDEPENDENT AUDITORS' REPORT

To the Board of Directors,
ORS Automation, Inc.:

We have audited the accompanying balance sheet of ORS Automation, Inc. as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002.  These financial statements are the responsibility of the
Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORS Automation, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.  As further discussed in Note 1B to the financial statements, the Company, as of December 31, 2001, ceased business operations.  This factor raises substantial doubt about the
Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WithumSmith+Brown P.C.
Flemington, NJ
February 2, 2004

                                        F-3

..
                              ORS AUTOMATION, INC.
                                 BALANCE SHEET
                               DECEMBER 31, 2003

              ASSETS

Current Assets:
      Cash                                            $         5,698
                                                               -------

              TOTAL ASSETS                            $         5,698
                                                               =======

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
                                                      $         2,400
      Accounts payable and accrued expenses

Stockholders' Equity:
                                                               10,000
      Preferred stock
                                                              129,584
      Common stock
                                                           24,914,163
      Capital in excess of par value
                                                          (25,050,449)
      Accumulated deficit                                 -------------
              Total Stockholders' Equity
                                                                3,298
                                                                -----
              TOTAL LIABILITIES AND STOCKHOLDERS'
                 EQUITY
                                                      $         5,698
                                                               =======

The Notes to Financial Statements are an integral part of this statement.

                                      F-4

..
                               ORS AUTOMATION, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                     2003             2002
                                                     ----             ----

Sales, Net                               $           ---    $          ---

Cost of Goods Sold                                   ---               ---
                                                  ---------         --------
     Gross Profit                                    ---               ---

Administrative, Marketing and General
  Expenses                                         1,013            39,127
                                                  ---------        ---------

Loss From Operations                              (1,013)          (39,127)

Other Income (Expense):

     Interest income                                  81               656
                                                   -------          -------

Total Other Income (Expense), Net                     81               656
                                                   -------          -------

Net Loss                                 $         (932)    $     (38,471)
                                                  ======          =========

Basic Loss Per Common Share              $        (0.00)    $       (0.00)
                                                  ======          =========

Common Shares Used in Computing Basic
   Loss Per Common Share                      20,758,443         20,758,443
                                              ==========         ==========

The Notes to Financial Statements are an integral part of these statements.
                                       F-5

..
                                                                   ORS AUTOMATION, INC.

                                                            STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                            CLASS-A                                            TOTAL
                  PREFERRED STOCK      COMMON STOCK         COMMON STOCK          CAPITAL IN     ACCUMULATED   STOCKHOLDERS'
                  SHARES    PAR VALUE  SHARES    PAR VALUE  SHARES     PAR VALUE  EXCESS OF PAR  DEFICIT       EQUITY

Balance at
December 31,2001  1,000,000 $ 10,000   8,758,443 $ 87,584   12,000,000 $  42,000  $ 24,914,163    $(25,011,046) $ 42,701

Net Loss                                                                                               (38,471)  (38,471)

Balance at
December 31,2002 1,000,000  $ 10,000   8,758,443   87,584   12,000,000    42,000    24,914,163     (25,049,517)    4,230

Net Loss                                                                                                  (932)     (932)

Balance at
December 31,2003 1,000,000  $ 10,000   8,758,443 $ 87,584   12,000,000  $ 42,000  $ 24,914,163    $(25,050,449) $  3,298

The Notes to Financial Statements are an integral part of these statements.            F-6

..

ORS AUTOMATION, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                            2003          2002
                                                           -----         -----

Cash Flows From Operating Activities:
  Net loss                                        $        (932)    $    (38,471)
  Adjustments to reconcile net loss
     to net cash used in
     operating activities:
      Prepaid expenses                                       ---           1,106
      Accounts payable and accrued expenses             (13,952)         (11,959)
                                                        --------         --------
         Net Cash Used in Operating Activities          (14,884)         (49,324)

Cash at the Beginning of the Year                         20,582           69,906
                                                        --------         --------

Cash at the End of the Year                       $        5,698    $      20,582
                                                        ========         ========

The Notes to Financial Statements are an integral part of these statements.
                                       F-7

..

ORS AUTOMATION, INC.
NOTES TO FINANCIAL STATEMENTS

Note  1 - Summary of Significant Accounting Policies:
  A. Nature of the Business
     ORS Automation, Inc. no longer conducts operations and its principal function is to look for opportunities to maximize the value of its tangible and intangible assets.

     The Company ceased operations as of December 31, 2001.

  B. Basis of Presentation
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company ceased operations as of December 31, 2001. This factor raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  C. Concentration of Credit Risk
     The Company maintains its cash and cash equivalents in bank deposit accounts at high credit quality financial institutions.  The balances, at times, may exceed federally insured limits.  As part of its cash management process, the Company periodically reviews the relative credit standing of these banks.

  D. Estimates
     The preparation of financial statements in conformity with United
     States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Management has estimated that accrued rent is no longer due and has changed its estimate of this liability to zero as of December
     31, 2003. This benefit from the change in estimate amounted to $16,352 and has been reflected as a reduction of administrative expenses.

  E. Income Taxes:
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

..

ORS AUTOMATION, INC.
NOTES TO FINANCIAL STATEMENTS

Note  1 - Summary of Significant Accounting Policies (Cont'd):

  F. Fair Value of Financial Instruments:
       The carrying amounts of cash, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

  G. Earnings Per Share:
       The Company has adopted Statement of Financial Accounting Standard
       No. 128, "Earnings Per Share". Basic earnings per common share is computed using the weighted average number of shares outstanding.
       Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to other outstanding options, warrants, etc. to purchase common stock. For the years ended December 31, 2003 and
       2002, the Company had no such potential dilutive securities, hence, only basic loss per share is presented.

Note  2 - Preferred and Common Stock:
       The preferred stock of the Company has a par value of $.01 per share and 1,000,000 shares have been authorized to be issued.  All are issued and outstanding at December 31, 2003 and 2002.  No dividends have been declared by the Board of Directors. This preferred stock has no liquidating preferences.

       The common stock of the Company has a par value of $.01 per share,
       10,000,000 shares have been authorized and 8,943,889 have been issued as of December 31, 2003 and December 31, 2002.  As of
       December 31, 2003 and 2002, 8,758,443 shares are outstanding.
       The difference between issued and outstanding shares represent shares that have been canceled pursuant to the Company's April 8,
       1991 Plan of Reorganization.

       The Company also has Class A common stock, which has a par value of
       $.0035 per share and 12,000,000 shares have been authorized to be issued. All are issued and outstanding at December 31, 2003 and
       2002.

       Both common stock and Class A common stock have the same voting rights.

Note  3 - Related Party Transactions:
       As of December 31, 2001 and until October 3, 2002, Affiliated
       Manufactures, Inc. (AMI) controlled approximately 12% of the outstanding common stock; 100 percent of the outstanding Class A -
       common stock, which collectively represents approximately 63% of the total outstanding common stock, and 100 percent of the
                                       F-9

..
Note  3 - Related Party Transactions (Cont'd):

       outstanding preferred stock of the Company. On October 3, 2002, AMI sold their controlling interest to an unrelated third party.

     A. Consulting Agreement
       During the years ended December 31, 2003 and 2002, the Company paid
       $0 and $9,750 respectively to an officer of the Company for consulting services.

Note 4 - Income Taxes:
       The reconciliation of income tax expense computed at the U.S.
       federal statutory rate to the provision for income taxes is as follows for the year ended December 31.
                                                     2003                 2002

  Tax Benefit at U.S. statutory rate            $    (317)        $    (13,080)

  Change in valuation allowance                      (317)               13,080

       Provision for income taxes               $      ---        $         ---
                                                ==========        =============

     At December 31, 2003, the Company has federal net operating loss carryforwards of approximately $1,100,613, which are available to offset future federal taxable income.  These carryforwards expire between the years 2004 and 2017. Also, at December 31, 2003, the
     Company's state net operating loss carryforwards approximated $355,642 and expire in 2008 and 2009.

     Deferred income taxes are summarized as follows at December 31, 2003:
     Deferred tax asset:
       Federal net operating loss carryforwards                      $ 374,208
       State net operating loss carryforward                            26,672
       Valuation allowance                                            (400,880)
          Net deferred tax asset                              $           --

     During the year ended December 31, 2003, the Company's valuation allowance declined by $ 227,720 due to the expiration of the federal net operating loss carryforwards. As seen in the above table, any future tax benefit which may result from utilization of these net operating loss carryforwards has been fully reserved for.

     Future expiration of federal net operating loss carryforwards for the periods ending after December 31, 2003 are as follows:
            2004     $   263,605
            2005         435,836
            2009          29,411
            2010          16,059
            2016         316,299
            2017          38,471
            2018             932
               Total $ 1,100,613
                       =========      F-10

..
Note 5 - Subsequent Event:
     On December 31, 2003, J.R.S. Holdings, LLC (JRS) and Somerset
     International Group, Inc. (Somerset) signed a STOCK PURCHASE AGREEMENT whereby JRS agreed to sell 526,250 shares of the Company's Common
     Stock, 12,000,000 shares of the Company's Class A Common Stock and
     1,000,000 shares of the Company's Series A Preferred Stock.  The transaction closed in escrow on January 22, 2004 with a condition to closing that JRS file the Company's 10KSB for the fiscal year ended
     December 31, 2003. JRS will retain 50,000 Common Shares, representing
     2 percent of the outstanding shares and Somerset will become the
     Company's controlling shareholder, owning approximately sixty (60%)
     percent of the Company's outstanding shares. Mr. Solakian will resign as the Company's sole officer and director, effective after the filing of the 10KSB and upon control of the Company, Somerset will appoint the Company's new officers and directors.

                                   F-11

..