Form 10QSB
period 2004-03-31
ORS AUTOMATION INC
filed 2004-05-14
CIK 350524

U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

         -------------------------------------------------------------


                                 FORM 10-QSB

         -------------------------------------------------------------



          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                           Commission File No: 0-10854

                       Somerset International Group, Inc.
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                          13-27956-75
(State or other Jurisdiction of                           (I.R.S Employer
 Incorporation or Organization)                            Identification No.)

             90 Washington Valley Road, Bedminster, New Jersey 07921
               (Address of Principal Executive Offices) (Zip Code)

                                 (908) 719-8909
                (Issuer's telephone number, including area code)


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

     As of May 13, 2004, 1,036,116 shares of the registrants Common Stock were outstanding.

Transitional Small Business Format.  Yes   No /X/

                       Somerset International Group, Inc.


                              INDEX TO FORM 10-QSB
                                 March 31, 2004

                                                                       Page

Part I - Financial Information

   Item 1. Financial Statements:

       Balance Sheet (Unaudited) - March 31, 2004                       3

       Statements of Operations (Unaudited)for the Three
       Months Ended March 31, 2004 and 2003                             4

       Statements of Cash Flows (Unaudited) for the Three
       Months Ended March 31, 2004 and 2003.                             5

       Notes to Financial Statements.                                6,7,8

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations.          9,10,11

   Item 3. Controls and Procedures                                      11
   Item 4. Submission of Matters to Vote of Security Holders            11

Part II - Other Information                                          11,12

   Item 5. Other Information                                            11
   Item 6. Exhibits                                                     12

Signatures                                                              13

                       SOMERSET INTERNATIONAL GROUP, INC.
                             UNAUDITED BALANCE SHEET
                                 March 31, 2004

ASSETS

Current Assets:
  Cash                                                             $   4,901
                                                                  ----------
                TOTAL ASSETS                                           4,901
                                                                  ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                               13,000
                                                                  ----------
Stockholders' Equity:
  Common stock                                                         1,036
  Capital in excess of par value                                  25,052,711
  Accumulated deficit                                            (25,061,846)
                                                                  ----------
                Total Stockholders' Equity                            (8,099)
                                                                  ----------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    4,901
                                                                  ==========





    The Notes to Financial Statements are an integral part of this Statement

                       SOMERSET INTERNATIONAL GROUP, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDING MARCH 31 2004 and 2003

                                                     Three Months
                                                    Ended March 31

                                                2004                2003

Sales                                       $         0                   0
Cost of Goods Sold                                    0                   0
                                            -----------         -----------
    Gross Profit (Loss)                               0                   0

Administrative, Marketing
   and General Expenses                          11,398               6,065
                                            -----------         -----------
Income(Loss)From Operations                     (11,398)              6,065

Other (Income):
   Interest income                                    1                 (33)
                                            -----------         -----------
Income(Loss)Before
   Provision for Income Taxes                   (11,397)              6,032

Provision for (Benefit From)
   Income Taxes                                       0                   0
                                            -----------         -----------
Net Income(Loss)                            $   (11,397)        $    (6,032)
                                            ===========         ===========
Basic Earnings (Loss)
   Per Share Common Stock                   $      00.0         $     (00.0)
                                            ===========         ===========
Common Shares Used in Company
   Basic Earnings Per Common
   Share                                      1,036,116             988,497
                                            ===========         ===========



   The Notes to Financial Statements are an integral part of these statements.

                       SOMERSET INTERNATIONAL GROUP, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDING MARCH 31, 2004 AND 2003

                                                                   2004                   2003
                                                                --------                --------
Cash Flows From Operating Activities:
  Net Income (Loss)                                             $(11,397)               $ (6,032)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:

      Accounts payable and accrued expenses                       10,600                   2,000

                                                                --------                --------
         Net Cash Used In
              Operating Activities                                  (797)                 (4,032)
                                                                --------                --------


Net Decrease in Cash                                                (797)                 (4,032)

Cash at Beginning of the Period                                    5,698                  20,582
                                                                --------                --------
Cash at End of the Period                                       $  4,901                $ 16,550
                                                                ========                ========

Supplemental Disclosure of Cash Flow Information:

      Cash paid during the period for:
            Interest                                            $     --                $     --
            Income taxes                                        $     --                $     --




   The Notes to Financial Statements are an integral part of these statements

                       SOMERSET INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1.   Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principle's generally accepted in the United States for complete financial statements. The unaudited interim financial statements as of March 31, 2004 and 2003 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of March 31, 2004 and as of the results of its operations and its cash flows for the three month period ended March 31, 2004 and 2003 for the periods covered. On April 6, 2004, the Company effectuated a one for twenty-one reverse stock split. All share and per share information herein reflect this reverse stock split.

     The Unaudited Statements of Operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 2003.

Note 2.   Preferred and Common Stock

     The preferred stock of the Company has a par value of $.001 per share and 100,000,000 shares have been authorized to be issued. No shares of preferred stock are issued and outstanding at March 31, 2004.

     The common stock of the Company has a par value of $.001 per share and 200,000,000 shares have been authorized to be issued. As of March 31, 2004, 1,036,116 shares are issued and outstanding.

Note 3.  Earnings Per Share

     The Company has adopted Statement of Financial Accounting Standard No.128 Using, "Earnings Per Share". Basic earnings per common share is compared using the weighted average of shares outstanding. Diluted earnings per common share would be computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to other outstanding options, warrants, etc. to purchase common stock. For the quarterly period ended March 31, 2004 and 2003, the Company has no such potential dilutive Securities, hence, only basic loss per share is presented.

Note 4.  Related Party Transaction

     On December 31, 2003, J.R.S. and Somerset International Group, Inc. (Somerset) signed a Stock Purchase Agreement whereby J.R.S. would sell 526,250 shares of Common Stock, 12,000,000 shares of Class A Common Stock and 1,000,000 shares of Series A Preferred Stock of the Company. This transaction closed in escrow on January 22, 2004, with the condition to closing that J.R.S. file Form 10KSB for the fiscal year ending December 31, 2003. J.R.S. retained 2,381 Common Shares (after the reverse split), representing .2 percent of the outstanding common shares and Somerset will become the controlling shareholder of the Company, owning approximately 60 percent of the outstanding shares of the Company.

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

     Management is actively involved in exploring business opportunities which they believe will allow the Company to increase shareholder's value and allow it to continue as a going concern. However, at this time the Company is fully dependent on its principal shareholder, both with respect to exploring business opportunities and to provide sufficient working capital advances, if required, for the Company to continue in existence.

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

     In January 2003, the FASB issued FASB Interpretation "FIN" No. 46, Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which certain equity investments do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, liquidity, or results of operations.

Note 7.  Subsequent Event.

     On February 27, 2004, the Company converted all of its outstanding shares of Series A Common Stock and series A Preferred Stock to shares of common stock. In addition, on February 27, 2004, the Board of Directors authorized the Company to enter into an Agreement and Plan of Merger ("Agreement") with Somerset International Group, Inc., a New Jersey Corporation. Pursuant to such Agreement, Somerset New Jersey will merge into the Company and the Company will be the surviving entity and the shareholders of Somerset New Jersey will receive shares in the Company.

     On April 6, 2004, the Company effectuated a 1-21 reverse split of the Company's shares of outstanding common stock prior to the reverse stock split. The reverse stock split had a record date of March 15, 2004 and after the reverse split the Company had 1,036,116 shares of common stock outstanding.

     On April 29, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. In addition to the repayment of the Note and interest, the investor shall receive 100,000 shares of the Company's Common Stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission the sooner of one hundred and eighty (180) days from closing of the first acquisition or June 30, 2004.

                   SOMERSET INTERNATIONAL GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

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

     Effective December 31, 2001, Somerset (formerly known as ORS Automation, Inc.) ceased conducting operations. The decision to cease operations was made prior to the year end after the Company's two principal customers, which accounted for substantially all of the Company's sales, canceled all orders for products in the foreseeable future and based upon the general decline in electronics manufacturing activity.

     Effective January 1, 2002, the Company's principal activity was to search for opportunities to maximize the value of its tangible and intangible assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

     Since ORS ceased operations on December 31, 2001, there have been no sales, including for the three month period ended March 31, 2004.

     The expenses incurred for the three months ended March 31, 2004 and 2003, respectively, related to accounting, legal and public company expenses needed to continue Somerset's existence while Somerset attempted to seek opportunities to maximize the value of its tangible and intangible assets.

     The Company does not expect to generate any sales or to incur any significant operating expenses unless and until such time the Company begins or acquires meaningful operations.

LIQUIDITY AND CAPITAL RESOURCES

     Somerset determined that its available cash flow would only allow it to continue operations until December 31, 2001, unless it was able to generate new sales of its products and services prior to December 31, 2001. Somerset was unable to generate new sales. In addition, Somerset was unable to obtain capital from other sources, such as financial institutions or investors. Thus, effective December 31, 2001, Somerset ceased its operations.

     At March 31, 2004, the Company had working capital of $4,901.

     It is the intent of management, through the assistance its principal shareholder, to make cash advances, in order to support and preserve the integrity of the corporate entity. However, there is no legal obligation on the part of the principal shareholder to provide the funding, if required. Should the principal shareholder fail to provide funding, the Company has not identified any other potential sources. Consequently, there is substantial doubt about the Company's ability to continue to operate as a going concern.

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

     Due to the aforementioned limited financial resources, the Company will be unable to engage any financial experts or business advisors to evaluate combination proposals or acquisition candidates. It will be necessary for the Company to rely completely on it officers and directors. Management intends to ask pertinent questions of the proposed candidates or opportunities in the course of its diligence phase. Management will rely heavily on a business plan, financial statements and projections, and management's views of the future. It will not devote a substantial amount of time to independently verify, via market research and other business evaluation techniques, much of the information obtained from interviews with the combination partner. Unless something comes to the attention which causes the Company to have serious concerns on the viability or integrity of the financial records and business projections, which would result in a disqualification of such candidate, a transaction would be approved by the majority shareholder and an Information Statement mailed to all of its shareholder's as required by law. On April 29, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. In addition to the repayment of the Note and interest, the investor shall receive 100,000 shares of the Company's Common Stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission the sooner of one hundred and eighty (180) days from closing of the first acquisition or June 30, 2004. The proceeds of the note will be used by the Company for transaction expenses and working capital related to the acquisition of companies that have executed Letters of Intent.


Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.   Changes in Securities.

          On February 27, 2004, the Company converted all it's the outstanding shares of Series A Common Stock and Series A Preferred Stock to shares of common stock.

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          On February 27, 2004, the majority shareholder of the Company, by consent, approved the following:

o The conversion of all the shares of Series A Common Stock and Series A Preferred Stock to Common Stock.
o    A reverse split of Common Stock on a 1 for 21 basis.
o A Restated Certificate of Incorporation including a change in the name of the Company from ORS Automation, Inc. to Somerset International Group, Inc.
o    Restated By-Laws.
o A Merger Agreement with Somerset International Group, Inc., a New Jersey Corporation.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

          (b) Reports of Form 8-K

          On March 4, 2004, the Company filed a Form 8K to disclose that it had entered into an Agreement and Plan of Merger with Somerset International Group, Inc.

          On February 19, 2004, the Company filed a Form 8K to disclose a change in control of the Company and the appointment of new officers and directors of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    SOMERSET INTERNATIONAL GROUP, INC.
                                    (Registrant)

Date:  May 14, 2004                 By:   /s/ John X. Adiletta
                                    -------------------------------------
                                              John X. Adiletta,
                                              Chief Executive Officer


                                    By:   /s/ Paul Patrizio
                                    -------------------------------------
                                              Paul Patrizio,
                                              Principal Financial Officer