Form 10QSB
period 2004-06-30
SOMERSET INTERNATIONAL GROUP,INC.
filed 2004-08-16
CIK 350524

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

               For the quarterly period ended June 30, 2004

                        Commission File No: 0-10854

                    SOMERSET INTERNATIONAL GROUP, INC.
     (Exact name of small business issuer as specified in its charter)

          DELAWARE                                    13-2795675
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

Yes /X/ No

As of July 29, 2004, 5,300,000 shares of the registrants Common Stock were outstanding.

Transitional Small Business Format.  Yes   No /X/

                    SOMERSET INTERNATIONAL GROUP, INC.


                           INDEX TO FORM 10-QSB
                               June 30, 2004


                                                                           Page

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements:

       Consolidated Balance Sheet (Unaudited) - June 30, 2004                 3

       Consolidated  Statements of Operations (Unaudited)
       for the Three And Six Months Ended June 30, 2004 and 2003              4

       Consolidated Statements of Cash Flows (Unaudited)
       for the Six Months Ended June 30, 2004 and 2003.                       5

       Notes to Consolidated Financial Statements.                      6,7,8,9

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations.              10,11,12

   Item 3. Controls and Procedures                                           13


PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                                 14
   Item 2. Changes in Securities and Small Business Issuer
           Purchase of Equity Securities                                     14
   Item 3. Defaults Upon Senior Securities                                   14
   Item 4. Submission of Matters to a Vote of Security Holders               14
   Item 5. Other Information                                                 14
   Item 6. Exhibits and Reports on Form 8K                                   14


SIGNATURES                                                                   15

Item 1.  Financial Statements:




               SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                             UNAUDITED BALANCE SHEET
                                  JUNE 30, 2004



                                     ASSETS

Current Assets:
  Cash                                                                       $     53,109
  Prepaid Expenses                                                                109,750
                                                                             ------------
                   Total Current Assets                                           162,859
Other Assets:
  Deferred Financing Costs                                                         27,857

            TOTAL ASSETS                                                     $    190,716
                                                                             ============

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued expenses                                      $      2,000
  Promissory notes payable                                                        200,000
  Stock Issuance Payable                                                           30,000
                                                                             ------------
                           Total Current Liabilities                              232,000

Stockholders' Deficiency:
  Common stock                                                                      1,036
  Preferred stock                                                                      --
  Capital in excess of par value                                               25,052,711
  Accumulated deficit                                                         (25,095,031)
                                                                             ------------
                    Total Stockholders' Deficiency                                (41,284)
                                                                             ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $    190,716
                                                                             ============





    The Notes to Financial Statements are an integral part of this Statement.


                            SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                   UNAUDITED STATEMENTS OF OPERATIONS
                         FOR THE THREE AND SIX MONTHS ENDING JUNE 30 2004 and 2003



                                                Three Months                        Six Months
                                                Ended June 30                      Ended June 30
                                          2004              2003               2004               2003
                                     -----------        -----------        -----------        -----------

Sales                                $         0                  0        $         0                  0
Cost of Goods Sold                             0                  0                  0                  0
                                     -----------        -----------        -----------        -----------
    Gross Profit (Loss)                        0                  0                  0                  0

Administrative, Marketing
   and General Expenses                   29,041              2,185             40,439              8,250

(Gain) on Debt Recovery                        0            (16,352)                 0            (16,352)
                                     -----------        -----------        -----------        -----------
Income (Loss) From Operations            (29,041)            14,166            (40,439)             8,102

Other (Income):
  Interest (Income)/ Expense               4,143                (21)             4,143                (54)
                                     -----------        -----------        -----------        -----------
Income (Loss) Before
 Provision for Income Taxes              (33,184)            14,187            (44,582)             8,156

Provision for (Benefit From)
   Income Taxes                                0                  0                  0                  0
                                     -----------        -----------        -----------        -----------
Net Income (Loss)                    $   (33,184)       $    14,187        $   (44,582)       $     8,156
                                     ===========        ===========        ===========        ===========
Basic Weighted Average
 Earnings (Loss) Per Share
 Common Stock                        $     (0.03)       $      0.01        $     (0.04)       $      0.01
                                     ===========        ===========        ===========        ===========
Weighted Average Common Shares
Used in Company Basic Earnings
(Loss)Per Common Share                 1,036,116            988,497          1,036,116            988,497
                                     ===========        ===========        ===========        ===========









                     The Notes to Financial Statements are an integral part of these statements

                                                            4


                           SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                   UNAUDITED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDING JUNE 30, 2004 AND 2003



                                                                   2004                     2003
                                                                ---------                ---------

Cash Flows From Operating Activities:
  Net Income (Loss)                                             $ (44,582)               $   8,156
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:

            Prepaid Expenses                                     (109,750)                      --
            Deferred Financing Costs                              (27,857)                      --
            Accounts payable and accrued expenses                    (400)                  16,352
            Stock Issuance Payable                                 30,000                       --
                                                                ---------                ---------
         Net Cash Used In
              Operating Activities                               (152,589)                  (8,196)
                                                                ---------                ---------

  Financing Activities:

    Proceeds from Issuance of Promissory Notes                    200,000                        0
    Proceeds from Related Party Loan                               50,000                       --
    Payment of Related Party Loan                                 (50,000)                      --
                                                                ---------                ---------


Net Increase in Cash                                               47,411                   (8,196)

Cash at Beginning of the Period                                     5,698                   20,582
                                                                ---------                ---------
Cash at End of the Period                                       $  53,109                $  12,386
                                                                =========                =========

Supplemental Disclosure of Cash Flow Information:

      Cash paid during the period for:
            Interest                                            $      --                $      --
            Income taxes                                        $      --                $      --






              The Notes to Financial Statements are an integral part of these statements.

                                                  5

               SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
================================================================================

Note 1. Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company, Somerset International Group, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principle's generally accepted in the United States for complete financial statements. The unaudited interim financial statements as of June 30, 2004 and 2003 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of June 30, 2004 and as of the results of its operations and its cash flows for the six month periods ended June 30, 2004 and 2003 for the periods covered. On April 6, 2004, the Company effectuated a one for twenty-one reverse stock split. All share and per share information herein reflect this reverse stock split.

     The Unaudited Statements of Operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 2003.

Note 2. Preferred and Common Stock

     The Series A preferred stock of the Company has a par value of $.001 per share and 100,000,000 shares have been authorized to be issued. No shares of preferred stock were issued and outstanding at June 30, 2004.

     The common stock of the Company has a par value of $.001 per share and 200,000,000 shares have been authorized to be issued. As of June 30, 2004, 1,036,116 shares were issued and outstanding.

Note 3. Earnings Per Share

     The Company has adopted Statement of Financial Accounting Standard No.128, "Earnings Per Share". Basic earnings per common share are compared using the weighted average of shares outstanding. Diluted earnings per common share would be computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to other outstanding options, warrants, etc. to purchase common stock. For the quarterly periods ended June 30, 2004 and 2003, the Company has no such potential dilutive Securities; hence, only basic loss per share is presented.

Note 4. Related Party Transaction

     In April 2004, Somerset-New Jersey converted its Class A Common Stock And Series A Preferred Stock into an equal number of shares of the Company's Common Stock. The Company then effected a 21 to 1 reverse stock split of all of its common shares.

     During the six months ended June 30, 2004, Somerset-New Jersey loaned $50,000 to the Company for working capital purposes, which was also repaid during the six months ended June 30, 2004.

     On December 31, 2003, J.R.S., a principal shareholder in the Company, and Somerset International Group, Inc., a New Jersey Corporation (Somerset - New Jersey) signed a Stock Purchase Agreement whereby J.R.S. would sell 526,250 shares of pre-reverse split Common Stock, 12,000,000 shares of pre-reverse split Class A Common Stock and 1,000,000 shares of its then pre-reverse split Series A Preferred Stock of the Company. This transaction closed in escrow on January 22, 2004, with the condition to closing that the Company file Form 10KSB for the fiscal year ending December 31, 2003. J.R.S. retained 2,381 Common Shares (after the reverse split), representing .2 percent of the outstanding common shares and Somerset became the controlling shareholder of the Company, owning approximately 60 percent of the outstanding shares of the Company, as the Company filed Form 10KSB and the shares were released from escrow.

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

Note 6. Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and management does not expect the adoption to have any significant impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation, "FIN," No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Under FIN No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No.45 did not have a significant impact on the Company's financial position or results or operations.

     In December 2003, the FASB revised FASB Interpretation "FIN" No. 46R, "Consolidation of Variable Interest Entities", originally issued in January 2003. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which certain equity investments do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46R applies immediately to variable interest entities (VIE's) created after December 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first reporting period ending after December 15, 2004, to VIE's in which an enterprise holds a variable interest. The adoption of FIN 46R is not expected to have a material impact on the Company's financial position, liquidity, or results of operations.

Note 7. Promissory Notes Payable.

     On April 29, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. In addition to the repayment of the Note and interest, the investor shall receive 100,000 shares of the Company's Common Stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission the sooner of one hundred and eighty (180) days from closing of the first acquisition or June 30, 2004. This stock was issued on July 1, 2004.

     On June 25, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. In addition to the repayment of the Note and interest, the investor shall receive 100,000 shares of the Company's Common Stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission the sooner of one hundred and eighty (180) days from closing of the first acquisition or June 30, 2004. This stock was issued on July 1, 2004.

Note 8. Acquisition Agreement.

     On June 15, 2004, the Company, through its wholly owned subsidiary, which owns no assets as of June 30, 2004, entered into an Agreement and Plan of Merger with a New Jersey Corporation which provides wireless security products and services. The closing is subject to a financing of five hundred thousand dollars ($500,000) to provide working capital to the merged company. In addition, the Company will issue three million dollars ($3,000,000) of Redeemable Convertible Preferred Stock to the shareholders of the wireless company and assume five hundred five thousand dollars ($505,000) of existing indebtedness.

Note 9. Other Transaction.

     In June 2004, the Company created a subsidiary for the purpose of completing the acquisition described in Note 8. The subsidiary is inactive and has no assets.

Note 10. Subsequent Event.

     On July 1, 2004, the Company completed the merger with Somerset-New Jersey. Pursuant to the Agreement, the shareholders of Somerset-New Jersey were issued a total of four million sixty-three thousand eight hundred eighty-four shares (4,063,884) of the Company's Common Stock.

     On July 9, 2004, the Company entered into a non binding Letter of Intent to acquire the stock of a Tennessee Corporation that is a contract carrier operating throughout the lower 48 states and Canada. The closing is subject to approval by both parties of a Definitive Agreement as well as receipt of audited financial statements and financing to be negotiated.

     There can be no assurance that the Company will be successful in consummating the above described acquisition.

     In connection with the bridge financing agreements that occurred during the quarter ended June 30, 2004 (Note 7), the Company issued 200,000 shares of common stock on July 1, 2004 valued at $30,000.

               SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

     Effective December 31, 2001, Somerset (formerly known as ORS Automation, Inc.) ceased conducting operations. The decision to cease operations was made prior to the year end after the Company's two principal customers, who accounted for substantially all of the Company's sales, canceled all orders for products in the foreseeable future and based upon the general decline in electronics manufacturing activity.

     Effective January 1, 2002, the Company's principal activity was to search for opportunities to maximize the value of its tangible and intangible assets.

     On June 4, 2004, the Company entered into a non binding Letter of Intent to acquire the stock of a New Jersey Corporation that is a general contractor which focuses on both general commercial/industrial construction and wireless construction. The closing is subject to approval by both parties of a Definitive Agreement as well as receipt of audited financial statements and financing to be negotiated.

     On June 15, 2004, the Company, through its wholly owned subsidiary, which owns no assets as of June 30, 2004, entered into an Agreement and Plan of Merger with a New Jersey Corporation which provides wireless security products and services. The closing is subject to a financing of five hundred thousand dollars ($500,000) to provide working capital to the merged company. In addition, the Company will issue three million dollars ($3,000,000) of Redeemable Convertible Preferred Stock to the shareholders of the wireless company and assume five hundred five thousand dollars ($505,000) of existing indebtedness.

     On June 30, 2004, the Company entered into a non binding Letter of Intent to acquire the stock of a Massachusetts Corporation which is a Systems Integrator and Value Added Reseller ("VAR") that concentrates its sales efforts on medium and large IT resellers across North America and end users with complex business and technology needs. The closing is subject to approval by both parties of a Definitive Agreement as well as receipt of audited financial statements, and financing to be negotiated.

     On July 1, 2004, the Company completed the merger with Somerset International Group, Inc., a New Jersey Corporation ("Somerset-New Jersey"). Pursuant to the Agreement, the shareholders of Somerset-New Jersey were issued a total of four million sixty-three thousand eight hundred eighty-four shares (4,063,884) of the Company's Common Stock.

     On July 9, 2004, the Company entered into a non binding Letter of Intent to acquire the stock of a Tennessee Corporation which is a contract carrier operating throughout the lower 48 states and Canada. The closing is subject to approval by both parties of a Definitive Agreement as well as receipt of audited financial statements and financing to be negotiated.

     There can be no assurance that the Company will be successful in consummating the above described acquisitions.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

     Since ORS ceased operations on December 31, 2001, there have been no sales, including the six month periods ended June 30, 2004 and 2003.

     The expenses incurred for the six months ended June 30, 2004 and 2003, respectively, related to accounting, legal and public company expenses needed to continue the Company's existence while it attempted to seek opportunities to maximize the value of its tangible and intangible assets.

     The Company does not expect to generate any sales or to incur any significant operating expenses unless and until such time the Company begins or acquires meaningful operations.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2004, the Company had cash in the amount of $53,109.

     It is the intent of management, through the assistance of its principal shareholders, to make cash advances, in order to support and preserve the integrity of the corporate entity. However, there is no legal obligation on the part of the principal shareholders to provide the funding, if required. Should the principal shareholders fail to provide funding, the Company has not identified any other potential sources. Consequently, there is substantial doubt about the Company's ability to continue to operate as a going concern.

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

     On April 29, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. In addition to the repayment of the Note and interest, the investor shall receive 100,000 shares of the Company's Common Stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission one hundred and eighty (180) days from the sooner of the closing of the first acquisition or June 30, 2004. This stock was issued on July 1, 2004. The proceeds of the note will be used by the Company for transaction expenses and working capital related to the acquisition of companies that have executed Letters of Intent.

     On June 25, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. In addition to the repayment of the Note and interest, the investor shall receive 100,000 shares of the Company's Common Stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission one hundred and eighty (180) days from the sooner of the closing of the first acquisition or June 30, 2004. This stock was issued on July 1, 2004. The proceeds of the note will be used by the Company for transaction expenses and working capital related to the acquisition of companies that have executed Letters of Intent.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and management does not expect the adoption to have an impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation, "FIN," No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Under FIN No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No.45 did not have a significant impact on the Company's financial position or results or operations.

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

Item 2. Changes in Securities and Small Business Issuer Purchase Of Equity Securities.

     On July 15, 2004, the Company filed a Form 8K to disclose that it had completed its approved Agreement and Plan of Merger with Somerset-New Jersey. Pursuant to the Agreement, the shareholders of Somerset-New Jersey were issued four million sixty-three thousand eight hundred eighty-four shares (4,063,884) of the Company's Common Stock. Following the merger, the Company issued a total of 200,000 shares to two individuals who provided Somerset with bridge financing. Pursuant to such issuance, Somerset currently has 5,300,000 shares of Common Stock issued and outstanding.

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8K.

        (a)  Exhibits

             31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

             32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

        (b)  Reports on Form 8K

     On July 15, 2004, the Company filed a Form 8K to disclose that it had completed its approved Agreement and Plan of Merger with Somerset-New Jersey.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    SOMERSET INTERNATIONAL GROUP, INC.
                                              (Registrant)



Date:  August 13, 2004              By:   /s/ John X. Adiletta
                                       --------------------------------
                                              John X. Adiletta,
                                              Chief Executive Officer


                                    By:   /s/ Paul Patrizio
                                       --------------------------------
                                              Paul Patrizio,
                                              Principal Financial Officer