Form 10QSB
period 2004-09-30
SOMERSET INTERNATIONAL GROUP,INC.
filed 2004-11-15
CIK 350524

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

                For the quarterly period ended September 30, 2004

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

     As of September 30, 2004, 5,700,000 shares of the registrants Common Stock were outstanding.

Transitional Small Business Format.  Yes   No /X/

                    Somerset International Group, Inc.


                           INDEX TO FORM 10-QSB
                            September 30, 2004


Page

Part I - Financial Information

   Item 1. Financial Statements:

       Consolidated Balance Sheet (Unaudited) - September 30, 2004             3

       Consolidated Statements of Operations (Unaudited)
            for the Three And Nine Months Ended
            September 30, 2004 and 2003                                        4


       Consolidated Statements of Cash Flows (Unaudited)
            for the Nine Months Ended September 30, 2004 and 2003              5

       Notes to the Consolidated Financial Statements.                6,7,8,9,10

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations.            11,12,13,14

   Item 3. Controls and Procedures                                         14,15


Part II - Other Information

   Item 1. Legal Proceedings                                                  15
   Item 2. Changes in Securities and Small Business Issuer
                Purchase of Equity Securities                                 15
   Item 3. Defaults Upon Senior Securities                                    16
   Item 4. Submission of Matters to a Vote of Security Holders                16
   Item 5. Other Information                                                  16
   Item 6. Exhibits and Reports on Form 8K                                    16


Signatures                                                                    16

Item 1.
-------




                SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004



                                     ASSETS

Current Assets:
  Cash                                                                  $        196

                                                                        ------------
                   Total Current Assets                                          196

            TOTAL ASSETS                                                $        196
                                                                        ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued expenses                                 $     70,411
  Promissory notes payable net of debt discount                              353,768
                                                                        ------------
                           Total Current Liabilities                         424,179

Stockholders' Deficiency:
  Common stock                                                                 5,700
  Preferred stock                                                                 --
  Capital in excess of par value                                          25,891,130
  Accumulated deficit                                                    (26,320,813)
                                                                        ------------
                    Total Stockholders' Deficiency                          (423,983)
                                                                        ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $        196
                                                                        ============











 The Notes to Financial Statements are an integral part of this Statement.


                SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2004 and 2003



                                                     Three Months                                Nine Months
                                                  Ended September 30                          Ended September 30
                                               2004               2003                        2004            2003
                                            -----------      -----------                 -----------      -----------
Sales                                       $     1,000                0                 $     1,000                0
Cost of Goods Sold                                    0                0                           0                0
                                            -----------      -----------                 -----------      -----------

    Gross Profit (Loss)                           1,000                0                       1,000                0

Administrative, Marketing
   and General Expenses                         791,602            2,200                   1,110,347           10,450

(Gain) on Debt Recovery                               0                0                           0          (16,352)
                                            -----------      -----------                 -----------      -----------

Income (Loss) From Operations                  (790,602)          (2,200)                 (1,110,347)           5,902

Other (Income):
  Interest (Income)/ Expense                     19,625              (16)                     36,018              (70)
                                            -----------      -----------                 -----------      -----------

Income (Loss) Before
 Provision for Income Taxes                    (810,227)          (2,184)                 (1,145,365)           5,972

Provision for (Benefit From)
   Income Taxes                                       0                0                           0                0
                                            -----------      -----------                 -----------      -----------

Net Income (Loss)                           $  (810,227)     $    (2,184)                $(1,145,365)     $     5,972
                                            ===========      ===========                 ===========      ===========

Basic Weighted Average
 Earnings (Loss) Per Share
 Common Stock                               $     (0.15)     $      0.00                 $     (0.46)     $      0.00
                                            ===========      ===========                 ===========      ===========

Weighted Average Common Shares
Used in Company Basic Earnings
(Loss)Per Common Share                        5,304,396          988,497                   2,464,107          988,497
                                            ===========      ===========                 ===========      ===========




   The Notes to Financial Statements are an integral part of these statements


                SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2004 AND 2003



                                                                      2004                       2003
                                                                  -----------                -----------
Cash Flows From Operating Activities:
  Net Income (Loss)                                               $(1,145,365)               $     5,972
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:

            Amortization of debt discount                              12,268
            Stock issued for consulting                               609,583
            Stock issued for compensation                             200,000

  Increase(Decrease) in cash attributable
              to changes in assets and liabilities:

            Accounts payable and accrued expenses                      68,012                    (15,152)
                                                                  -----------                -----------
         Net Cash Used In
              Operating Activities                                   (255,502)                    (9,180)
                                                                  -----------                -----------


Financing Activities:

    Proceeds from Issuance of Promissory Notes                        375,000                         --
      net of debt discount of $33,500
    Somerset-NJ distribution prior to merger                         (125,000)                        --
                                                                  -----------                -----------
            Net Cash Used In
              Financing Activities                                    250,000                         --

Net Change in Cash                                                     (5,502)
                                                                                                  (9,180)

Cash at Beginning of the Period                                         5,698
                                                                                                  20,582
                                                                  -----------                -----------
Cash at End of the Period                                         $       196                $    11,402
                                                                  ===========                ===========

Supplemental Disclosure of Cash Flow Information:

            Cash paid during the period for:
            Interest                                              $        --                $        --
            Income taxes                                          $        --                $        --

Non-Cash Investing And Financing Activities:

            Stock issued in connection with
                        bridge financing                          $    33,500                $        --



  The Notes to Financial Statements are an integral part of these statements.

                SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1.   Basis of Presentation

     The unaudited financial statements included herein have been prepared by the Company, Somerset International Group, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principle's generally accepted in the United States for complete financial statements. The unaudited interim financial statements as of September 30, 2004 and 2003 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of September 30, 2004 and as of the results of its operations and its cash flows for the nine month periods ended September 30, 2004 and 2003 for the periods covered. On April 6, 2004, the Company effectuated a one for twenty-one reverse stock split. All share and per share information herein reflect this reverse stock split.

     The Unaudited Statements of Operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 2003.

Note 2.   Preferred and Common Stock

     The Series A preferred stock of the Company has a par value of $.001 per share and 100,000,000 shares have been authorized to be issued. No shares of preferred stock were issued and outstanding at September 30, 2004.

     The common stock of the Company has a par value of $.001 per share and 200,000,000 shares have been authorized to be issued. As of September 30, 2004, 5,700,000 shares were issued and outstanding.

Note 3.  Earnings Per Share

     The Company has adopted Statement of Financial Accounting Standard No.128, "Earnings Per Share". Basic earnings per common share are compared using the weighted average of shares outstanding. Diluted earnings per common share would be computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to other outstanding options, warrants, etc. to purchase common stock. For the periods ended September 30, 2004 and 2003, the Company has no such potential dilutive Securities; hence, only basic loss per share is presented.

Note 4.  Related Party Transactions

     On December 31, 2003, J.R.S. Holdings LLC (J.R.S), a principal shareholder in the Company, and Somerset International Group, Inc., a New Jersey Corporation (Somerset - New Jersey) signed a Stock Purchase Agreement whereby J.R.S would sell 526,250 shares of pre-reverse split Common Stock, 12,000,000 shares of pre-reverse split Class A Common Stock and 1,000,000 shares of its then pre-reverse split Series A Preferred Stock of the Company. These shares, after conversion to all Common Stock and reflective of the 21:1 reverse stock split, equated to 644,017 shares. This transaction closed in escrow on January 22, 2004, with the condition to closing that the Company file Form 10KSB for the fiscal year ending December 31, 2003. J.R.S. retained 2,381 Common Shares (after the reverse split), representing .2 percent of the outstanding common shares and Somerset became the controlling shareholder of the Company, owning approximately 60 percent of the outstanding shares of the Company, as the Company filed Form 10KSB and the shares were released from escrow.

     On January 17, 2004, Somerset-New Jersey closed a $175,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance. In addition to the repayment of the Note and interest, the investor received a 10% ownership interest in Somerset-New Jersey. As a result of this transaction, Somerset-New Jersey recorded a debt discount of $3,500, which is being amortized over the life of the bridge financing agreements.

     In April 2004, Somerset-New Jersey converted its Class A Common Stock And Series A Preferred Stock into an equal number of shares of the Company's Common Stock. The Company then effected a 21 to 1 reverse stock split of all of its common shares.

     On June 30, 2004, immediately prior to the merger with the Company, Somerset-New Jersey distributed to its shareholders the 644,017 post reverse split shares acquired in the January 22, 2004 transaction with J.R.S. Holdings LLC described above.

     On July 1, 2004, the Company completed the merger with Somerset-New Jersey. Pursuant to the Agreement, the shareholders of Somerset-New Jersey were issued a total of four million sixty-three thousand eight hundred eighty-four shares (4,063,884) of the Company's Common Stock which were valued at $609,583. Somerset-New Jersey has the strategic objective of acquiring profitable and near term profitable private small and medium sized businesses and maximizing the profitability of its acquired entities. In accordance with SFAS No. 141, relating to the financial presentation for certain business combinations, the Company has reported the results for the nine months ending September 30, 2004 inclusive of the results for Somerset-New Jersey for the six months ending June 30,2004. As a result of this recapitalization, all balances and transactions between Somerset-New Jersey and the Company have been eliminated as of and for the period ending September 30, 2004.

     In connection with the bridge financing agreements that occurred during the quarter ended June 30, 2004 (Note 7), the Company issued 200,000 shares of common stock on July 1, 2004 which was valued at $30,000. As a result of this transaction, the Company has recorded a debt discount of $30,000, which is being amortized over the life of the bridge financing agreements.

     On September 30, 2004, the Company approved the issuance of 200,000 shares of restricted common stock to Paul Patrizio and 200,000 shares of restricted common stock to John X. Adiletta. These shares are being issued based on the conversion of $100,000 in accrued compensation owed to Paul Patrizio and to John
X. Adiletta at the rate of $0.50 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

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

     Management is actively involved in exploring business opportunities which they believe will allow the Company to increase shareholder's value and allow it to continue as a going concern. However, at this time the Company is fully dependent on its principal shareholders, both with respect to exploring business opportunities and to provide sufficient working capital advances, if required, for the Company to continue in existence.

Note 6. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.

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


Note 7.  Promissory Notes Payable.

     On January 17, 2004, Somerset-New Jersey closed a $175,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance. In addition to the repayment of the Note and interest, the investor received a 10% ownership interest in Somerset-New Jersey. As a result of this transaction, Somerset-New Jersey recorded a debt discount of $3,500, which is being amortized over the life of the bridge financing agreements.

     On April 29, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. In addition to the repayment of the Note and interest, the investor received 100,000 shares of the Company's Common Stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission the sooner of one hundred and eighty (180) days from closing of the first acquisition or June 30, 2004, that is December 31, 2004. This stock was issued on July 1, 2004.

     On June 25, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. In addition to the repayment of the Note and interest, the investor received 100,000 shares of the Company's Common Stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission the sooner of one hundred and eighty (180) days from closing of the first acquisition or June 30, 2004, that is December 31, 2004. This stock was issued on July 1, 2004.

Note 8. Acquisition Agreement.

     On June 15, 2004, the Company, through its wholly owned subsidiary, which owns no assets as of June 30, 2004, entered into an Agreement and Plan of Merger with a New Jersey Corporation which provides wireless security products and services. The closing is subject to a financing of five hundred thousand dollars ($500,000) to provide working capital to the merged company. In addition, the Company will issue three million dollars ($3,000,000) of Redeemable Convertible Preferred Stock to the shareholders of the wireless company and assume five hundred five thousand dollars ($505,000) of existing indebtedness. As of September 30, 2004, this transaction is still subject to closing.

Note 9.   Other Transaction.

     In June 2004, the Company created a subsidiary for the purpose of completing the acquisition described in Note 8. The subsidiary is inactive and has no assets.

Note 10.  Subsequent Event.

     On November 10, 2004, the Company was notified that it had received clearance from the National Association of Securities Dealers ("NASD") to have its Common Stock quoted on the Over The Counter ("OTC") Bulletin Board.

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

     On June 15, 2004, the Company, through its wholly owned subsidiary, which owns no assets as of June 30, 2004, entered into an Agreement and Plan of Merger with a New Jersey Corporation which provides wireless security products and services. The closing is subject to a financing of five hundred thousand dollars ($500,000) to provide working capital to the merged company. In addition, the Company will issue three million dollars ($3,000,000) of Redeemable Convertible Preferred Stock to the shareholders of the wireless company and assume five hundred five thousand dollars ($505,000) of existing indebtedness. As of September 30, 2004, this transaction is still subject to closing.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

     Since ORS ceased operations on December 31, 2001, there have been no significant sales, including the nine month periods ended September 30, 2004 and 2003.

     The expenses incurred for the nine months ended September 30, 2004 and 2003, respectively, related to accounting, legal and public company expenses needed to continue the Company's existence while it attempted to seek opportunities to maximize the value of its tangible and intangible assets.

     The Company does not expect to generate any significant sales or to incur any significant operating expenses unless and until such time the Company begins or acquires meaningful operations.

LIQUIDITY AND CAPITAL RESOURCES

     It is the intent of management, through the assistance of its principal shareholders, to make cash advances, in order to support and preserve the integrity of the corporate entity. However, there is no legal obligation on the part of the principal shareholders to provide the funding, if required. Should the principal shareholders fail to provide funding, the Company has not identified any other potential financing sources. Consequently, there is substantial doubt about the Company's ability to continue to operate as a going concern.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure", amending SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends prior disclosure guidance. SFAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for such compensation and the effects of the method used on reported results. The provisions of SFAS 148 are generally effective for fiscal years ending after December 15, 2002.

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

Item 2. Changes in Securities and Small Business Issuer Purchase Of Equity Securities.

     On July 15, 2004, the Company filed a Form 8K to disclose that it had completed its approved Agreement and Plan of Merger with Somerset-New Jersey. Pursuant to the Agreement, the shareholders of Somerset-New Jersey were issued four million sixty-three thousand eight hundred eighty-four shares (4,063,884) of the Company's Common Stock. Following the merger, the Company issued a total of 200,000 shares to two individuals who provided Somerset with bridge financing. Pursuant to such issuance, Somerset had 5,300,000 shares of Common Stock issued and outstanding, as of July 15, 2004.

     On October 1, 2004, the Company filed a Form 8K to disclose that it had approved the issuance of 200,000 shares of restricted common stock to Paul Patrizio and 200,000 shares of restricted common stock to John X. Adiletta. These shares are being issued based on the conversion of $100,000 in accrued compensation owed to Paul Patrizio and to John X. Adiletta at the rate of $0.50 per share. Such shares were issued pursuant to an exemption from registration at
Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933. Pursuant to such issuance, Somerset currently has 5,700,000 shares of Common Stock issued and outstanding.

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

          On October 1, 2004, the Company filed a Form 8K to disclose that it had approved the issuance of 200,000 shares of restricted common stock.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    SOMERSET INTERNATIONAL GROUP, INC.
                                              (Registrant)



Date:  November 15, 2004                 By:   /s/ John X. Adiletta
                                             ----------------------------------
                                                   John X. Adiletta,
                                                   Chief Executive Officer


                                         By:   /s/ Paul Patrizio
                                             ----------------------------------
                                                   Paul Patrizio,
                                                   Principal Financial Officer