Form 10KSB
period 2004-12-31
SOMERSET INTERNATIONAL GROUP,INC.
filed 2005-03-31
CIK 350524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
             ------------------------------------------------------
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
         --------------------------------------------------------------

                          Commission File No.: 0-10854
           -----------------------------------------------------------

                       Somerset International Group, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                               No. 13-27956-75
   (State or other jurisdiction of         (I.R.S. Employer Identification)
   incorporation or organization)

             90 Washington Valley Road, Bedminster, New Jersey 07921
               (Address of principal executive offices) (Zip Code)
                                 (908) 719-8909
                         (Registrant's Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                                                Common Stock, $0.001 par value

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

     State issuer's revenues for its most recent fiscal year:  $1,000

     As of March 28, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $787,304 based upon a last sales price on such date of $0.30.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No

     As of March 28, 2005, 4,914,196 shares of the registrants Common Stock were outstanding.

     Transitional Small Business Disclosure Format:  Yes   No /X/

                                     PART 1

Item 1.  Description of Business

(a)  State of Incorporation; Offices and Facilities

     Somerset International Group, Inc. ("Somerset"), the registrant, was incorporated under the laws of the State of Delaware in 1968 and commenced operations in 1972. Effective December 31, 2001, Somerset (formerly known as ORS Automation, Inc.) ceased conducting operations. The decision to cease operations was made prior to the year end after the Company's two principal customers, who accounted for substantially all of the Company's sales, canceled all orders for products in the foreseeable future and based upon the general decline in electronics manufacturing activity. Effective January 1, 2002 through July 1, 2004, the Company's principal activity was to search for opportunities to maximize the value of its tangible and intangible assets. The Company's current activity is the acquisition of profitable and near term profitable private small and medium sized businesses and maximizing the profitability of its acquired entities. Its executive office is located at 90 Washington Valley Road, Bedminster, New Jersey, 07921.

(b)  Nature of Business

     From inception through the fiscal year ended December 31, 2001, Somerset was primarily engaged in the production and sale of computer-based vision products for automatic part alignment, machine guidance, identification, inspection, control of industrial processes and visual sensing systems for use with industrial automation equipment. These products and control systems were sold to machine manufacturers who then incorporated them into machines sold to an end user. The end users were typically automated, high volume electronic circuit and component manufacturers globally located.

(c)  Corporate Developments - Somerset Ceases Operations

     Due to the nature of its business, which required close working relationships with its customers, Somerset had always depended on a few major customers that could be supported by its engineering department. A principal customer of Somerset, which accounted for 69% of sales in 1999 and 73% of sales in the first three quarters of 2000 decided to manufacture in-house the products it was purchasing from Somerset, and canceled substantially all outstanding purchase orders with Somerset. In the third quarter of 2001, Somerset was advised by its remaining major customer and principal shareholder, Affiliated Manufacturers, Inc. ("AMI"), accounting for 21% of sales in 2000, that it did not anticipate making purchases for the remainder of 2001 and extending through 2002. Somerset was not able to replace this lost business.

     Based upon these conditions, and after paying employee costs through the fourth quarter of 2001, Somerset did not have sufficient cash to continue in operation after December 31, 2001. Thus, effective January 1, 2002 Somerset management decided to terminate all operations. Although Somerset maintains an administrative office, its principal function on and after January 1, 2002 is to look for opportunities to maximize the value of Somerset's tangible and intangible assets.

     On October 3, 2002, J.R.S. Holdings, L.L.C., a limited liability company organized under the State of New Jersey, acquired 12,000,000 shares of Class A Stock, representing 100% of that class; 1,000 shares of Series A Preferred, representing 100% of that class: and 576,250 shares of Common Stock, representing 6.6% of that class, from Affiliated Manufacturers, Inc., a New Jersey corporation. The Class A Common Stock and the Series A Preferred Stock have the same rights and preferences as the Common Stock resulting in J.R.S. Holdings L.L.C. then owning 62.4% of the total outstanding stock of the Company.

     On December 31, 2003, J.R.S. Holdings LLC (J.R.S), a principal shareholder in the Company, and Somerset International Group, Inc., a New Jersey Corporation (Somerset - New Jersey) signed a Stock Purchase Agreement whereby J.R.S would sell 526,250 shares of pre-reverse split Common Stock, 12,000,000 shares of pre-reverse split Class A Common Stock and 1,000,000 shares of its then pre-reverse split Series A Preferred Stock of the Company. These shares, after conversion to all Common Stock and reflective of the 21:1 reverse stock split in April 2004, equaled 644,017 shares. This transaction closed in escrow on January 22, 2004, with the condition to closing that the Company filed Form 10KSB for the fiscal year ending December 31, 2003. J.R.S. retained 2,381 Common Shares (after the reverse split), representing .2 percent of the then outstanding common shares and Somerset became the controlling shareholder of the Company, owning approximately 62 percent of the outstanding shares of the Company, as the Company filed Form 10KSB and the shares were released from escrow.

     On February 27, 2004, the Board of Directors authorized the Company to enter into an Agreement and Plan of Merger ("Agreement") with Somerset International Group, Inc., a New Jersey Corporation. Pursuant to such Agreement, Somerset New Jersey would merge into the Company and the Company would be the surviving entity and the shareholders of Somerset New Jersey would receive shares in the Company.

     In April 2004, Somerset-New Jersey converted its Class A Common Stock and Series A Preferred Stock into an equal number of shares of the Company's Common Stock. The Company then effected a 21 to 1 reverse stock split of all of its common shares.

     On June 15, 2004, the Company, through its wholly owned subsidiary, which owns no assets as of December 31, 2004, entered into an Agreement and Plan of Merger with Secure Systems, Inc., a New Jersey corporation which provides wireless security products and services. The closing was subject to a financing of five hundred thousand dollars ($500,000) to provide working capital to the merged company. In addition, the Company agreed to issue three million dollars ($3,000,000) of Redeemable Convertible Preferred Stock to the shareholders of the wireless company and assume five hundred five thousand dollars ($505,000) of existing indebtedness. The financing for this transaction was completed on March 11, 2005 and the transaction was closed on March 11, 2005.

     On June 30, 2004, immediately prior to the merger with the Company, Somerset-New Jersey distributed to its shareholders the 644,017 post reverse split shares acquired in the January 22, 2004 transaction with J.R.S. Holdings LLC described above.

     On July 1, 2004, the Company completed the merger with Somerset-New Jersey. Pursuant to the Agreement, the shareholders of Somerset-New Jersey were issued a total of four million sixty-three thousand eight hundred eighty-four shares (4,063,884) of the Company's Common Stock representing the value of services provided during 2004 by Somerset-NJ on behalf of the Company and which were valued at $609,583. Somerset-New Jersey has the strategic objective of acquiring profitable and near term profitable private small and medium sized businesses and maximizing the profitability of its acquired entities. In accordance with SFAS No. 141, relating to the financial presentation for certain business combinations, the Company has reported the results for the twelve months ending December 31, 2004 inclusive of the results for Somerset-New Jersey for the six months ending June 30,2004. As a result of this recapitalization, all balances and transactions between Somerset-New Jersey and the Company have been eliminated as of and for the period ending December 31, 2004.

(d)  Disposal of Operating Assets

     During the fiscal year ended December 31, 2001, Somerset sold or otherwise disposed of all of its operating assets, including inventory, fixtures and equipment. Most of these transactions involved the exchange of its assets for certain liabilities. In the third quarter of 2001, AMI, the principal shareholder and principal customer of the Company, indicated that it did not anticipate making any purchases of the Company's products and services for the remainder of 2001 and 2002, and that rather than paying the Company $489,995 owed to the Company, it would offset those accounts receivable against notes and accrued interest, which the Company owed to AMI. As of December 31, 2001, the two companies agreed to offset the payables and receivables in the amount of $489,995 with Affiliated Manufacturer's, Inc.

(e)  Acquisition of Secure Systems, Inc.

     Effective March 11, 2005, the Company completed an acquisition of an enterprise that provides wireless security products.

(f)  2004 Revenues

     Somerset had revenue of $1,000 in fiscal 2004.

(g)  Patents and Trademarks

     Somerset retained its patents and other intellectual property, which is carried at a zero basis.

     Somerset holds United States Patent No. 3,877,019, titled "Photo-measuring Materials Device for Computer Storage of Photographic and Other Materials", granted April 8, 1975; No. 3,908,078, titled "Method and Apparatus for Digital Recognition of Objects Particularly Biological Materials", granted September 23, 1975; No. 4,613,269, titled "Robotic Acquisition of Objects By Means Including Histogram Techniques", granted September 23, 1986 and No. 4,642,813, titled "Electro-Optical Quality Control Inspection of Elements on a Product", granted February 10, 1987. Although Somerset relied primarily on its technological know-how and expertise in the field of machine vision, some products were nevertheless based, in part, on the technology underlying these patents. No assurance can be given as to the validity and scope of the protection provided by these patents.

     Somerset holds and used several registered trademarks. "ORS" was used as a general identifying symbol in respect of its Products. "i-bot" was used in conjunction with systems when adapted for use with industrial robots and the related electronic grippers. "FLEXVISION" identified a flexible image computer. The alignment products were identified by "i-lign" and circuit board inspection systems were identified by "i-flex". Somerset has also copyrighted critical software.

(h)  Employees

     As a result of Somerset ceasing its operations as of December 31, 2001, all Somerset employees were terminated. From January 16, 2004, to March 10, 2005, Somerset had 2 employees. Since March 10, 2005, Somerset has 1 employee. After the March 11, 2005 acquisition, all employees of the acquired company remained employed.

Item 2. Description of Property

     As a result of Somerset ceasing its operations, December 31, 2001, Somerset relinquished 7,695 square feet of leased office and engineering space at 402 Wall Street, Princeton, New Jersey 08540. Somerset administrative functions are being conducted at 90 Washington Valley Road, Bedminster, New Jersey, 07921. The Company leases such space on a month to month basis.

Item 3. Legal Proceedings

     There are no known legal actions in which Somerset is a party.

Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     On October 15, 1986, Somerset's common stock was delisted from NASDAQ for failure to meet the minimum capital and surplus requirements of the NASD By-Laws. Since there were no market makers for Somerset's stock, trading, if any, has been sporadic. There were been no public stock transactions during 2003 and 2002.

     On November 10, 2004, the Company was notified that it had received clearance from the National Association of Securities Dealers ("NASD") to have its Common Stock quoted on the Over the Counter ("OTC") Bulletin Board. As of December 31, 2004 there were approximately 552 holders of record of Somerset's common stock.

     As of March 27, 2005, there was a bid price of $.30 and an asked price of $.40 quoted on the Over-The-Counter exchange

     Somerset has neither declared nor paid any dividends on its shares of Common Stock or Preferred Stock since its inception. Any decision as to the future payment of dividends will depend on the earnings and financial position of Somerset and such other factors as the Board of Directors deems relevant.

Item 6. Management's Discussion of Financial Condition and Results of Operations

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates," "may," "will," "likely," "could" and words of similar import. Such statements include statements concerning the Company's business strategy, operations, cost savings initiatives, future compliance with accounting standards, industry, economic performance, financial condition, liquidity and capital resources, existing government regulations and changes in, or the failure to comply with, governmental regulations. All statements in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding Somerset statements regarding future sales and its efforts to attract new customers for its products and develop new products. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including, but not limited to, uncertainties relating to technologies, product development, our ability to generate sufficient cash from operations or from investors or lenders to fund product development and sales and marketing efforts needed to attract new customers, operations, manufacturing, market acceptance, cost and price of Somerset products, ability to attract new customers, regulatory approvals, competition, intellectual property of others, and patent protection and litigation. The Company's actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified elsewhere in this Annual Report on Form 10-K. Somerset expressly disclaims any obligation or undertaking to release publicly any updated or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

     The table below presents selected financial data for Somerset for the past two years.

Results of Operations
For The Year Ended December 31,            2004                    2003
------------------------------         -------------           ----------
 Sales                                 $      1,000            $        0
 Expenses                                 1,163,475                17,545

 Loss From Operations                    (1,162,475)              (17,545)

 Net Loss                                (1,221,778)                 (932)

 Basic Loss per Common Share                  (0.28)                (00.0)


 Financial Position at December 31,        2004                    2003
------------------------------         -------------           ----------

 Total Assets                          $        115            $    5,698

 Total Liabilities                          500,512                 2,400

 Shareholders Equity(Deficit)              (500,397)                3,298


     Although Somerset maintains an administrative office, its principal function on and after January 1, 2002 were to look for opportunities to merge or purchase companies which are profitable or whose business model holds promise of future profitability.

                              Results of Operations

     Since Somerset ceased operations on December 31, 2001, there were negligible sales for the fourth quarter and fiscal year ended December 31, 2004. The expenses incurred for the fourth quarter of 2004 and fiscal year ended December 31, 2004 related primarily to accounting, audit, legal and administrative expenses needed to continue Somerset's existence while Somerset attempted to seek opportunities to maximize the value the value of its tangible and intangible assets.

     At December 31, 2004, there were $791,053 State and $1,272,599 of Federal net operating loss carryforwards. Net loss for 2004 was $1,221,778 as compared to a net loss of $932 for 2003. There was no provision for federal income taxes as a result of Somerset's net operating loss carryforwards. The net loss for 2004 as compared to 2003 was substantially greater as the result of the activities described above.

Application of Recent and Critical Accounting Policies and Pronouncements

Recent Accounting Pronouncements

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

     In December 2003, the FASB revised FASB Interpretation "FIN" No. 46R, "Consolidation of Variable Interest Entities", originally issued in January 2003. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which certain equity investments do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46R applies immediately to variable interest entities (VIE's) created after December 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first reporting period ending after December 15, 2004, to VIE's in which an enterprise holds a variable interest. The adoption of FIN 46R did not have a material impact on the Company's financial position, liquidity, or results of operations.

     In December 2004, the FASB revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." It applies in the first reporting period ending after December 15, 2005. The adoption of Statement No. 123 (revised 2004) is not expected to have a material impact on the Company's financial position, liquidity, or results of operations.

Critical Accounting Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, including stock issued for services and or compensation and related disclosure on contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. Critical accounting policies are defined as those that are reflective of significant judgments, estimates and uncertainties and potentially result in materially different results under different assumptions and conditions. For a detailed discussion on the application of these and other accounting policies see Note 1 to our financial statements.

Off-Balance Sheet Transactions

     At December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

     The Company's need for capital may change dramatically as a result of any business acquisitions. There can be no assurance that the Company will identify the acquisitions of any suitable businesses, products, technologies or opportunities in the future. Further, even if the Company locates suitable acquisition targets, there can be no assurance that the Company would be successful in consummating any acquisitions or business consolidation on favorable terms or that it will be able to profitably manage the business, product, or technology, if acquired or otherwise engaged.

     The Company intends to acquire existing, privately-held companies, which are profitable or whose business model holds promise of future profitability. An acqusition may be structured as a merger, consolidation, exchange of the Company's stock for stock or assets or any other transaction form which will result in the acquisition by the Company of the private entity.

     Due to the aforementioned limited financial resources, the Company will be unable to engage any financial experts or business advisors to evaluate acquisition candidates. It will be necessary for the Company to rely completely on its sole officer and director. Management intends to ask pertinent questions of the proposed candidates or opportunities in the course of its due diligence phase. Management will rely heavily on a business plan, financial statements and projections, and management's views of the future. It will not devote a substantial amount of time to independently verify, via market research and other business evaluation techniques, much of the information obtained from interviews with the combination partner. Unless something comes to the attention which causes the Company to have serious concerns on the viability or integrity of the financial records and business projections, which would result in a disqualification of such candidate, a transaction would be approved by the majority shareholders and an Information Statement mailed to all of its shareholder's as required by law.

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

     On April 29, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. In addition to the repayment of the Note and interest, the investor received 100,000 shares of the Company's Common Stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission one hundred and eighty (180) days from the later of the closing of the first acquisition or June 30, 2004. This stock was issued on July 1, 2004 and was valued at $15,000. As a result of this transaction, the Company has recorded a Debt Discount of $15,000, which is being amortized over the life of the Promissory Note Payable, which is one year. The proceeds of the note were used by the Company for transaction expenses and working capital related to the acquisition of companies that have executed Letters of Intent.

     On June 25, 2004, the Company closed on another $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. In addition to the repayment of the Note and interest, the investor received 100,000 shares of the Company's Common Stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission one hundred and eighty (180) days from the later of the closing of the first acquisition or June 30, 2004. This stock was issued on July 1, 2004 and was valued at $15,000. As a result of this transaction, the Company has recorded a Debt Discount of $15,000, which is being amortized over the life of the Promissory Note Payable, which is one year. The proceeds of the note were used by the Company for transaction expenses and working capital related to the acquisition of companies that have executed Letters of Intent.

Item 7.  Financial Statements and Supplementary Data

     Financial Statements and schedules filed herewith are listed in the table of contents to the financial statements on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 8A. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended December 31, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                    Part III

Item 9.  Directors and Executive Officers of the Registrant

     On February 12, 2004 two directors of the Company, James R. Solakian and Conrad R. Huss, resigned as directors of the Company. On February 12, 2004, John
X. Adiletta and Paul L Patrizio were named new directors and officers of the Company. Effective March 10, 2005, Mr. Patrizio resigned as a director.

The directors and executive officers of the Company are:

Name               Positions with registrant        Has served as
                   and age as of March 28, 2005     director since
-----------       ---------------------------      -------------

John X. Adiletta     President                     February, 2004
                     Chief Executive Officer
                     Director, 56

     John X. Adiletta, President, Chief Executive Officer and a member of the Board of Directors of the Company since February 12, 2004, at which time Somerset International Group Inc., a New Jersey corporation 45% owned by Mr. Adiletta purchased the majority of the controlling stock held by J.R.S. Holdings L.L.C. Mr. Adiletta is a senior executive with over 30 years of multi-functional experience in the telecommunication services, mobile and modular facilities leasing, and vehicle leasing industries. Mr. Adiletta currently serves on the Board of Directors of DataWave Systems, Inc., a publicly traded company.

Item 10.  Executive Compensation

     The following summary compensation table sets forth all compensation paid by Somerset during the fiscal years ended December 31, 2004, 2003 and 2002 in all capacities for the accounts of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Name and Principal                          Annual        Restricted
         Position           Year      Compensation      Stock Awards
--------------------       -------    -------------     ---------------
John X. Adiletta, CEO        2004       $197,039              0


Paul L. Patrizio (1)         2004       $194,211              0


Edward Kornstein (2)         2003            ---              0
                             2002       $  9,750              0


James R. Solakian, (3)       2004            ---              0
                             2003            ---              0
                             2002            ---              0

(1) Paul L. Patrizio resigned as Executive Vice President, Principal Financial Officer, Secretary and Director on March 11, 2005

(2) Edward Kornstein resigned as Principal Officer and Director on October 3, 2002. (3) James R. Solakian resigned as Principal Officer and Director on February 12, 2004.

John X. Adiletta, Somerset's Chief Executive Officer, entered into an employment Agreement with Somerset-New Jersey in January 2004, pursuant to which he currently receives a base salary of $250,000 (subject to a minimum upward adjustment of 10% annually). Mr. Adiletta is also eligible for such bonus compensation as may be determined by the Board of Directors from time to time, as well as a bonus of five percent (5%) of the earnings before interest, depreciation, and amortization based on the audited consolidated results of the Company. The employment agreement terminates on December 31, 2009. The agreement contains non-competition and termination non-solicitation provisions which survive the termination of Mr. Adiletta's employment for one year. In the event of termination of employment without cause, the agreement provides that Somerset shall: (1) pay Mr. Adiletta severance equaling the greater of the balance of the term of the agreement or one year's salary, (2) provide to Mr. Adiletta certain medical (including disability) and vacation benefits; and (3) within 3 months of termination, pay to Mr. Adiletta an amount equal to the bonus paid to Mr. Adiletta in the preceding year under the agreement. In the event of a change of control, as defined in the agreement, Mr. Adiletta may at his election, at any time within one year after such event, terminate the agreement with 60 days prior written notice. Upon such termination, Mr. Adiletta is entitled to: (1) a lump-sum severance payment equal to 200% of Mr. Adiletta's annual salary rate in effect as of the termination, or if greater, such rate in effect immediately prior to the change in control of Somerset, (2) an amount equal to 200% of his bonus for the previous year; and (3) for a eighteen (18) month period after such termination certain disability, accident and group health insurance benefits.

Directors do not receive any monetary remuneration for their services as such.

The Company does not have a pension plan.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2004.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

                                  Stock Options

     Under the terms of the Reorganization Plan confirmed in 1991, all options and warrants then outstanding were cancelled. Since then, no options or warrants have been granted.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number and percentage of the shares of Somerset's voting stock owned as of March 28, 2005 by all persons known to Somerset who own more than 5% of the outstanding number of such shares, by all directors of Somerset, and by all officers and directors of Somerset as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.


  Title                               Number of Shares             Percent
 of Class       Name                  Beneficially Owned           of Class
----------     -------               --------------------           -------

Common     John X. Adiletta                      2,289,848           46.62%
           c/o 90 Washington Valley Road
           Bedminster, New Jersey 09721
Common     Paul L. Patrizio (1)                  1,000,000           20.35%
           c/o 90 Washington Valley Road
           Bedminster, New Jersey 07921

Voting     All Directors and
           Officers as a group                   2,289,848           46.62%

(1) This amount reflects the return of 1,289,848 shares as described in Note 10.

Item 12. Certain Relationships and Related Transactions

     On February 27, 2004, the Board of Directors authorized the Company to enter into an Agreement and Plan of Merger ("Agreement") with Somerset-New Jersey. Pursuant to such Agreement, Somerset New Jersey would merge into the Company and the Company would be the surviving entity and the shareholders of Somerset New Jersey would receive shares in the Company. Somerset-New Jersey was beneficially owned by Paul Patrizio and John Adiletta the officers and directors of the Company at such time.

     In April 2004, Somerset-New Jersey converted its Class A Common Stock and Series A Preferred Stock into an equal number of shares of the Company's Common Stock. The Company then effected a 21 to 1 reverse stock split of all of its common shares.

     On July 1, 2004, the Company completed the merger with Somerset-New Jersey. Pursuant to the Agreement, the shareholders of Somerset-New Jersey were issued a total of four million sixty-three thousand eight hundred eighty-four shares (4,063,884) of the Company's Common Stock which were valued at $609,583 or $0.15 per share. Somerset-New Jersey has the strategic objective of acquiring profitable and near term profitable private small and medium sized businesses and maximizing the profitability of its acquired entities. In accordance with SFAS No. 141, relating to the financial presentation for certain business combinations, the Company has reported the results for the twelve months ending December 31, 2004 inclusive of the results for Somerset-New Jersey for the six months ending June 30,2004. As a result of this recapitalization, all balances and transactions between Somerset-New Jersey and the Company have been eliminated as of and for the year ending December 31, 2004. As a result of the merger, the Company acquired no assets and $175,000 Note Payable.

     On September 30, 2004, the Company approved the issuance of 200,000 shares of restricted common stock to Paul Patrizio and 200,000 shares of restricted common stock to John X. Adiletta. These shares were issued based on the conversion of $100,000 in accrued compensation owed to Paul Patrizio and to John
X. Adiletta at the rate of $0.50 per share.

                                     PART IV

Item 13.  Exhibits List and Reports on Form 8-K

     (a)  Reports on Form 8-K and Form 8K-A

     On July 15, 2004, the Company filed a Form 8K to disclose that it had completed its approved Agreement and Plan of Merger with Somerset-New Jersey.

     On October 1, 2004, the Company filed a Form 8K to disclose that it had approved the issuance of 400,000 shares of restricted common stock.

     On November 11, 2004, the Company filed a Form 8K to disclose that it was approved to quote on the OTC Bulletin Board under the symbol "SOSI". (b) Exhibits

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

Incorporated by reference         10(c)         Amendment "F" to Lease by and
To Exhibit 10(c) to Form                        between ORS Automation, Inc.
10KSB, for the year ended                       and SLM II dated July 7, 2000.
December 31, 2000

Incorporated by reference         10 (d)        Schedule 13D by and between
To Exhibit 10 (d) to Form                       ORS Automation, Inc. and
13 D, for the year ended                        J.R.S. Holdings, Inc. dated
December 31, 2002                               October 31, 2002

Exhibit filed with Form 10 KSB    10 (e)        STOCK PURCHASE AGREEMENT
For the year ended                              dated December 31, 2003
December 31, 2003                               between J.R. S. Holdings, LLC
                                                and Somerset International Group

14        Code of Ethics

31.1 Certification of John X. Adiletta pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of John X. Adiletta pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2004 and December 31, 2003, the Company was billed approximately $19,875 and $5,800 respectively for professional services rendered for the audit and review of its financial statements.

Tax Fees

For the Company's fiscal year ended December 31, 2003, the Company incurred $1,200 for preparation of their corporate income tax returns.

All Other Fees

The Company did not incur any other fees related to services rendered by its principal accountant for the fiscal years ended December 31, 2004 and 2003.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    SOMERSET INTERNATIONAL GROUP, INC.
                                              (Registrant)


Date:  March 31, 2005                 By:   /s/ John X. Adiletta
                                            ----------------------------
                                                John X. Adiletta,
                                                Chief Executive Officer

                SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
                        CONTENTS TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



                                                                          Page

Report of Independent Registered Public Accounting Firm                    F-2

Consolidated Balance Sheet
December 31, 2004                                                          F-3

Consolidated Statements of Operations
For the Years Ended December 31, 2004 and 2003                             F-4

Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2004 and 2003                             F-5

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003                             F-6

Notes to Financial Statements                                       F-7 - F-14

             Report of Independent Registered Public Accounting Firm



To the Stockholders and Board of Directors of:
Somerset International Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Somerset International Group, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Somerset International Group, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1B to the consolidated financial statements, the Company, as of December 31, 2001, ceased business operations. The Company, as part of their business plan, will require additional capital infusions to acquire or develop business opportunities. If management is unsuccessful in this regard, they would seek to sell or dissolve the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ WithumSmith+Brown, P.C.
     Flemington, NJ
     March 23, 2005


                SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS

Current Assets:
            Cash                                                                $           115
                                                                                ---------------
                     TOTAL ASSETS                                               $           115
                                                                                ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

            Accounts payable and accrued expenses                               $       101,226
            Promissory notes payable, net of discount                                   364,286
            Accrued interest payable                                                     35,000
                                                                                ---------------

                     TOTAL CURRENT LIABILITIES                                          500,512

Stockholders' Deficit:
            Preferred Stock, 100,000,000 shares authorized,                               -- --
              $.001 par valve, no shares have been issued
              or outstanding at December 31, 2004

            Common Stock, 200,000,000 shares authorized,                                  5,700
              $.001 par valve, 5,708,875 issued,
              5,700,044 outstanding at December 31, 2004

            Capital in excess of par value                                           25,891,130
            Accumulated deficit                                                     (26,397,227)
                                                                                ---------------
                     Total Stockholders' Deficit                                       (500,397)
                                                                                ---------------
                     TOTAL LIABILITIES AND STOCKHOLDERS'
                        DEFICIT                                                 $           115
                                                                                =================


See accompanying Notes to the Consolidated Financial Statements


                SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                    2004                       2003
                                                                -----------                -----------
Sales, Net                                                      $     1,000                $        --

Cost of Goods Sold                                                       --                         --
                                                                -----------                -----------
            Gross Profit                                              1,000                         --

Administrative and General
  Expenses                                                        1,163,475                     17,545
                                                                -----------                -----------

Loss From Operations                                             (1,162,475)                   (17,545)


Other Income (Expense):

            Interest Expense                                        (36,517)                        --

            Amortization of Debt Discount                           (22,786)                        --

            Gain on debt recovery                                        --                     16,532
            Interest income                                              --                         81
                                                                -----------                -----------


                Total Other Income (Expense), Net                   (59,303)                    16,613
                                                                -----------                -----------

Loss Before Provision for Income Taxes                           (1,221,778)                      (932)

Provision for Income Taxes                                               --                         --
                                                                -----------                -----------

Net Loss                                                        $(1,221,778)               $      (932)
                                                                ===========                ===========

Basic Loss Per Share                                            $      (.37)               $      (.00)
                                                                ===========                ===========

Weighted Average Number of
   Common Shares                                                  3,275,817                    988,497
                                                                ===========                ===========


See accompanying Notes to the Consolidated Financial Statements


                SOMERSET INTERNATIONAL GROUP INC. AND SUBSIDIARY
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                PREFERRED STOCK                  COMMON STOCK        CLASS A-COMMON STOCK
                                            SHARES        PAR VALUE          SHARES       PAR VALUE       SHARES
                                            ------        ---------          ------       ---------       ------
Balance at December 31, 2002               1,000,000    $     10,000         417,113   $        417     12,000,000

Net Loss                                          --              --              --             --             --
                                        ------------    ------------       ---------   ------------   -------------

Balance at December 31, 2003               1,000,000          10,000         417,113            417     12,000,000

Net Loss                                          --              --              --             --             --

Conversion of Preferred Stock             (1,000,000)        (10,000)         47,619             48             --

Conversion of Class A Common Stock                --              --         571,429            571    (12,000,000)

Issuance of Common Stock for deferred
debt discount                                     --              --         200,000            200             --

Issuance of Common Stock                          --              --       4,063,884          4,064             --
for consulting

Issuance of Common Stock                          --              --         400,000            400             --
for compensation

Payment to prior majority owner                   --              --              --             --             --

Issuance of Common Stock for deferred
Debt discount                                     --              --              --             --             --
                                        ------------    ------------       ---------   ------------   -------------
Balance at December 31, 2004                      --    $         --       5,700,044   $      5,700             --
                                        ============    ============       =========   ============   =============

                                                                                           TOTAL
                                                                                       STOCKHOLDERS'
                                CLASS A-COMMON STOCK    CAPITAL IN     ACCUMULATED       EQUITY
                                         PAR VALUE      EXCESS OF PAR    DEFICIT        (DEFICIT)
                                        ------------    ------------   ------------    ------------
Balance at December 31, 2002            $     42,000    $ 25,001,330   $(25,049,517)   $      4,230

Net Loss                                          --              --           (932)           (932)
                                        ------------    ------------   ------------    ------------

Balance at December 31, 2003                  42,000      25,001,330    (25,050,449)          3,298

Net Loss                                          --              --     (1,221,778)     (1,221,778)

Conversion of Preferred Stock                     --           9,952             --              --

Conversion of Class A Common Stock           (42,000)         41,429             --              --

Issuance of Common Stock for deferred
debt discount                                     --          29,800             --          30,000

Issuance of Common Stock                          --         605,519             --         609,583
for consulting

Issuance of Common Stock                          --         199,600             --         200,000
for compensation

Payment to prior majority owner                   --              --       (125,000)       (125,000)

Issuance of Common Stock for deferred
Debt discount                                     --           3,500             --           3,500
                                        ------------    ------------   ------------    ------------
Balance at December 31, 2004            $         --    $ 25,891,130   $(26,397,227)   $   (500,397)
                                        ============    ============   ============    ============


See accompanying Notes to the Consolidated Financial Statements


                SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                       2004                      2003
                                                                                       ----                      ----

Cash Flows From Operating Activities:
       Net Loss                                                                    $(1,221,778)               $      (932)

         Adjustments to reconcile net loss to
                 net cash used in operating activities:
       Gain on debt recovery                                                                --                     16,532
       Amortization of debt discount                                                    22,786                         --
       Stock issued for consulting                                                     609,583                         --
       Stock issued for compensation                                                   200,000                         --

         Changes in operating assets and liabilities:

        Accounts payable and accrued expenses                                           98,826                    (30,484)
        Accrued interest payable                                                        35,000                         --

                         Net Cash Used in Operating Activities                        (255,583)                   (14,884)

Cash Flows From Financing Activities:

        Proceeds from issuance of promissory notes                                     375,000                         --

          Payment to prior majority owner                                             (125,000)                        --


                           Net Cash Provided by Financing Activities                   250,000                         --


Net Decrease in Cash                                                                    (5,583)                   (14,884)

Cash at the Beginning of the Year                                                        5,698                     20,582
                                                                                   -----------                -----------

Cash at the End of the Year                                                        $       115                $     5,698
                                                                                   ===========                ===========

Supplemental Disclosure of Cash Flow Information

           Cash Paid for Interest                                                           --                         --
                                                                                   ===========                ===========

Non Cash Investing & Financing Activities:

           Common Stock Issued in Connection with
                Bridge Financing                                                   $    33,500                         --
                                                                                   ===========                ===========


See accompanying Notes to the Consolidated Financial Statements

                SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS



Note  1 - Summary of Significant Accounting Policies:
-----------------------------------------------------

A.   Nature of the Business:
----------------------------

Effective December 31, 2001, Somerset International Group, Inc. (formerly known as ORS Automation, Inc.), (the "Company") ceased conducting operations. The decision to cease operations was made prior to the year end after the Company's two principal customers, who accounted for substantially all of the Company's sales, canceled all orders for products in the foreseeable future and based upon the general decline in electronics manufacturing activity. Effective January 1, 2002, the Company's principal activity was to search for opportunities to maximize the value of its tangible and intangible assets.

Effective March 11, 2005, the Company completed an acquisition of an enterprise that provides wireless security products. (Note 10)

B.   Basis of Presentation:
---------------------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern. The Company ceased operations as of December 31, 2001. Management is actively involved in exploring business opportunities which they believe will allow the Company to increase shareholder's value and allow it to continue as a going concern. However, at this time the Company is fully dependent on its principal shareholders, both with respect to exploring business opportunities and to provide sufficient working capital advances, if required, for the Company to continue in existence. As of March 11, 2005, the Company has acquired a company that provides wireless security products (Note 10). In order to begin operations again, the Company requires additional capital infusions to acquire or develop business opportunities and has subsequently completed a private placement for $504,000 as described in Note 10. Management continues to search out financing opportunities to finance its operations. If management is unsuccessful in this regard, they would seek to sell or dissolve the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.   Concentration of Credit Risk:
----------------------------------

The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

D.   Estimates:
---------------

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

E.   Income Taxes:
------------------

Deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on the Company's various income tax returns for the year reported. The Company's only significant deferred tax items are net operating loss carryforwards.
                                      F-7

                SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

F.   Fair Value of Financial Instruments:
-----------------------------------------

The carrying amounts of cash, accounts payable, accrued expenses, and promissory notes payable approximate fair value because of the short maturity of these items.

G.   Reclassifications:
-----------------------

Certain reclassifications were made to the 2003 financial statements in order to conform to the 2004 financial statement presentation.

H.   Principles of Consolidation:
---------------------------------

The consolidated financial statements include the operations of Somerset International, Inc. and its wholly owned subsidiary, SecSys Acquisition, Inc. All significant intercomany accounts and transactions have been eliminated in consolidation.

Note 2 - Preferred and Common Stock:
------------------------------------

On February 23, 2004, the Company amended its Restated Certificate of Incorporation to provide for the combination of all the issued and outstanding shares of the common stock of the corporation on the basis of one share of common stock for each twenty-one shares of common stock issued and outstanding.

Unless otherwise indicated, all references in the financial statements to the number of shares outstanding and per share amounts of our common stock have been restated to reflect the effect of the stock split for all periods presented. Due to the reverse stock split, $87,167 was moved from common stock to additional paid in capital.

Under the Amendment to the Certificate of Incorporation, the Company has the authority to issue 300,000,000 shares as follows:

         Preferred Stock, $.001 par            100,000,000 shares
         Common Stock,    $.001 par            200,000,000 shares

The preferred stock of the Company had a par value of $.001 per share and 1,000,000 shares were authorized issued and outstanding during 2004. These shares were converted to common stock during 2004.

Under the Amended Restated Certificate of Incorporation dated February 24, 2004, the preferred stock of the Company has a par value of $.001 per share and 100,000,000 shares have been authorized to be issued. No shares of preferred stock were issued or outstanding at December 31, 2004.

Under the Amended Restated Certificate of Incorporation dated February 24, 2004, the common stock of the Company has a par value of $.001 per share and 200,000,000 shares have been authorized to be issued. As of December 31, 2004, 5,708,875 shares were issued and 5,700,044 outstanding. The difference between issued and outstanding shares represents shares that have been cancelled pursuant to the Company's 1991 Plan of Reorganization, as requested by the Bankruptcy Court.
                                      F-8

                SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

The Company also had Class A common stock, which had a par value of $.0035 per share and 12,000,000 shares were authorized. During 2004, these shares were converted to Common Stock.

On November 10, 2004, the Company was notified that it had received clearance from the National Association of Securities Dealers ("NASD") to have its Common Stock quoted on the Over the Counter ("OTC") Bulletin Board.

Note  3 - Net Loss Per Share:
-----------------------------

The Company has adopted Statement of Financial Accounting Standard No.128, "Earnings Per Share". Basic earnings per common share are calculated using the weighted average of shares outstanding. Diluted earnings per common share would be computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to other outstanding options, warrants, etc. to purchase common stock. For the periods ended December 31, 2004 and 2003, the Company has no such potential dilutive Securities; hence, only basic loss per share is presented.

Note  4 - Related Party Transactions:
-------------------------------------

On December 31, 2003, J.R.S. Holdings LLC (J.R.S), a principal shareholder in the Company, and Somerset International Group, Inc., a New Jersey Corporation (Somerset - New Jersey) signed a Stock Purchase Agreement whereby J.R.S would sell 526,250 shares of pre-reverse split Common Stock, 12,000,000 shares of pre-reverse split Class A Common Stock and 1,000,000 shares of its then pre-reverse split Series A Preferred Stock of the Company. These shares, after conversion to all Common Stock and reflective of the 21:1 reverse stock split, equated to 644,017 shares, valued at its cost of $125,000. This transaction closed in escrow on January 22, 2004, with the condition to closing that the Company file Form 10KSB for the fiscal year ended December 31, 2003. J.R.S. retained 2,381 Common Shares (after the reverse split), representing .2 percent of the outstanding common shares and Somerset became the controlling shareholder of the Company, owning approximately 60 percent of the outstanding shares of the Company, as the Company filed Form 10KSB and the shares were released from escrow.

On January 17, 2004, Somerset-New Jersey closed a $175,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance. In addition to the repayment of the Note and interest, the investor received a 10% ownership interest in Somerset-New Jersey, which equates to approximately 64,000 shares of the Company's common stock immediately prior to merger. As a result of this transaction, Somerset-New Jersey recorded a debt discount of $3,500, which is being amortized over the life of the bridge financing agreements.

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

On July 1, 2004, the Company completed the merger with Somerset-New Jersey. Pursuant to the Agreement, the shareholders of Somerset-New Jersey were issued a total of 4,063,884 shares of the Company's Common Stock which represented the value of services provided during 2004 by Somerset-NJ on behalf of the Company and were valued at $609,583. Somerset-New Jersey has the strategic objective of acquiring profitable and near term profitable private small and medium sized businesses and maximizing the profitability of its acquired entities. In accordance with SFAS No. 141, relating to the financial presentation for certain business combinations, the Company has reported the results for the year ending December 31, 2004 inclusive of the results for Somerset-New Jersey for the six months ending June 30,2004.

                SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

In connection with the bridge financing agreements that occurred during the quarter ended June 30, 2004 (Note 8), the Company issued 200,000 shares of common stock on July 1, 2004 which was valued at $30,000. As a result of this transaction, the Company has recorded a debt discount of $30,000, which is being amortized over the life of the bridge financing agreements.

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

Note 5 - Income Taxes:
----------------------

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision for income taxes is as follows for the year ended December 31:

                                                   2004               2003
                                               -----------           --------

        Tax Benefit at U.S. statutory rate     $  (414,000)      $      (317)

        Non Deductible Expenses                    275,000                --

        Change in valuation allowance              139,000               317
                                               -----------           --------

        Provision for income taxes             $        --       $        --
                                               =============     ============

At December 31, 2004, the Company has federal net operating loss carryforwards of approximately $1,273,000, which are available to offset future federal taxable income. These carryforwards expire between the years 2005 and 2024. Also, at December 31, 2004, the Company's state net operating loss carryforwards approximated $ 792,000 and expire in 2010 and 2011.


       Deferred income taxes are summarized as follows at December 31, 2004:
            Deferred tax asset:
             Federal net operating loss carryforwards               $ 432,820
             State net operating loss carryforward                     59,400
             Deferred Compensation                                    323,800

                SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


             Valuation allowance                                     (816,020)
                                                                    ----------
             Net deferred tax asset                                 $      --
                                                                    ==========

During the year ended December 31, 2004, the Company's valuation allowance increased by $ 415,140 due to the additional federal and state net operating loss carryforwards along with deferred compensation. As seen in the above table, any future tax benefit which may result from utilization of these net operating loss carryforwards has been fully reserved for.

Future expiration of net operating loss carryforwards for the periods ending after December 31, 2004 are as follows:

                  Year        Federal                Year           State
                  ----        -------                ----           -----
                  2005       $  435,836              2010       $  343,899
                  2009           29,411              2011           38,231
                  2010           16,059              2011              932
                  2021          343,899              2011          407,991
                  2022           38,471                                 --
                  2023              932                                 --
                  2024          407,991                                 --
                Total       $ 1,272,599                         $  791,053
                            ===========                         ==========

The aforementioned losses are subject to limitations due to changes in controlling ownership in accordance with relevant provisions of the Internal Revenue Code.

Note 6 - Recent Accounting Pronouncements
-----------------------------------------

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

                SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

In December 2003, the FASB revised FASB Interpretation "FIN" No. 46R, "Consolidation of Variable Interest Entities", originally issued in January 2003. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which certain equity investments do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46R applies immediately to variable interest entities (VIE's) created after December 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first reporting period ending after December 15, 2004, to VIE's in which an enterprise holds a variable interest. The adoption of FIN 46R did not have a material impact on the Company's financial position, liquidity, or results of operations.

In December 2004, the FASB revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." It applies in the first reporting period ending after December 15, 2005. The adoption of Statement No. 123 (revised 2004) is not expected to have a material impact on the Company's financial position, liquidity, or results of operations.

Note 7 - Promissory Notes Payable
---------------------------------

On January 17, 2004, Somerset-New Jersey closed a $175,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance. In addition to the repayment of the Note and interest, the investor received a 10% ownership interest in Somerset-New Jersey. As a result of this transaction, Somerset-New Jersey recorded a debt discount of $3,500, which is being amortized over the life of the bridge financing agreements. This Note was extended to July 31, 2005.

                SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

On April 29, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. In addition to the repayment of the Note and interest, the investor received 100,000 shares of the Company's Common Stock. This stock was valued at $15,000. As a result of this transaction, the Company has recorded a Debt Discount of $15,000, which is being amortized over the life of the Promissory Note Payable, which is one year. The Company has agreed to register the Common Stock with the Securities and Exchange Commission the later of June 30, 2004 or one hundred and eighty (180) days from closing of the first acquisition, which is September 10, 2005. This stock was issued on July 1, 2004.

On June 25, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. In addition to the repayment of the Note and interest, the investor received 100,000 shares of the Company's Common Stock. This stock was valued at $15,000. As a result of this transaction, the Company has recorded a Debt Discount of $15,000, which is being amortized over the life of the Promissory Note Payable, which is one year. The Company has agreed to register the Common Stock with the Securities and Exchange Commission the later of June 30, 2004 or one hundred and eighty (180) days from closing of the first acquisition, which is September 10, 2005. This stock was issued on July 1, 2004.

Note 8 - Acquisition Agreement
------------------------------

On June 15, 2004, the Company, through a newly created wholly owned subsidiary, which owned no assets as of June 30, 2004, entered into an Agreement and Plan of Merger with a New Jersey Corporation which provides wireless security products and services. The closing was subject to a financing of five hundred thousand dollars ($500,000) to provide working capital to the merged company. In addition, the Company was to issue three million dollars ($3,000,000) of Redeemable Convertible Preferred Stock to the shareholders of the wireless company and assume five hundred five thousand dollars ($505,000) of existing indebtedness. (Note 10)

Note 9 - Commitments
--------------------

The Company has entered into employment agreements with two officers that became effective January 6, 2004. The employment agreements have a term of five years. In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year's salary, The officers have signed an additional agreement, in which they have agreed to waive any claims for payment of salary and auto, mobile phone, and medical benefits provided for in their employee agreements. The additional agreement is for the period of October 1, 2004 though March 31, 2005.

Effective March 10, 2005, one agreement was terminated by the resignation of one of the officers. (Note 10)

Note 10 - Subsequent Events
---------------------------

Officer Resignation:
--------------------
On March 10, 2005, an officer and director resigned from the Company. This officer has also agreed to return 1,289,848 of previously issued common stock.

                SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

Private Placement Financing:
----------------------------
On March 11, 2005, a private placement to accredited investors was completed in the amount of five hundred thousand four dollars ($504,000). These investors received Convertible Secured Promissory Notes in the amount of $504,000 and issued 504,000 shares of the Company's common stock. The funds raised were used to complete the acquisition described as follows:

Closing of Business Acquisition:
--------------------------------
The financing for the acquisition of the wireless security products and services company was completed on March 11, 2005 and the transaction was closed on March 11, 2005.

The unaudited Assets, Liabilities, and Sales for the purchased company approximated the following for the year ended December 31, 2004:


                       Assets                $ 1,000,000
                       Liabilities           $ 1,000,000
                       Sales                 $ 2,000,000