Form 10QSB
period 2005-03-31
SOMERSET INTERNATIONAL GROUP,INC.
filed 2005-05-16
CIK 350524

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

                  For the quarterly period ended March 31, 2005

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


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No

     As of May 13, 2005, 4,996,696 shares of the registrants Common Stock were outstanding.

Transitional Small Business Format.  Yes   No /X/

             Somerset International Group, Inc. and Subsidiary


                              INDEX TO FORM 10-QSB
                                 March 31, 2005


Page

Part I - Financial Information

   Item 1. Financial Statements:

     Consolidated Balance Sheet (Unaudited) - March 31, 2005                   3

     Unaudited Consolidated Statements of Operations for the Three
     Months Ended March 31, 2005 and 2004                                      4

     Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
     March 31, 2005 and 2004.                                                  5

     Notes to the Consolidated Financial Statements.                           6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                     11

   Item 3. Controls and Procedures                                            14


Part II - Other Information:

   Item 1. Legal Proceedings                                                  15

   Item 2. Changes in Securities                                              15

   Item 3. Default Upon Senior Securities                                     15

   Item 4. Submission of Matters to a Vote of Security Holders                15

   Item 5. Other Information                                                  15

   Item 6. Exhibits                                                           15

Signatures                                                                    16

                          PART I - FINANCIAL STATEMENTS

Item 1.



             SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED BALANCE SHEET
                                 March 31, 2005

ASSETS

Current Assets:
  Cash                                                      $  202,381
  Accounts receivable                                          235,129
  Inventories                                                  396,273
  Prepaid expenses                                              13,241
  Deposits                                                       9,554
                                                               -------

Total Current Assets                                           856,578

Property and equipment, net                                     25,017

Goodwill and intangible assets                               3,410,655
                                                            ----------


                TOTAL ASSETS                                $4,292,250
                                                            ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable and accrued expenses                    $  259,255
  Promissory notes payable, net of discount                    742,286
   Accrued interest payable                                     49,665
  Deferred revenue                                             137,801
                                                           -----------
Total Current Liabilities
1,189,007

Stockholder note payable, net
of current maturities                                          620,488
                                                            ----------

                 TOTAL LIABILITIES                           1,809,495
                                                            ----------

Convertible redeemable preferred stock                       3,180,004

Stockholders' Deficit:
   Preferred Stock, 100,000,000 shares authorized,                  --
     $.001 par valve, no shares have been issued
     or outstanding at March 31, 2005

  Common Stock, 200,000,000 shares authorized,                   4,914
    $.001 par valve, 4,914,196 issued,
    4,914,196 outstanding at March 31, 2005

  Capital in excess of par value                            25,849,639
  Accumulated deficit                                      (26,551,802)
                                                            ----------

                Total Stockholders' Deficit                   (697,249)
                                                            ----------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $4,292,250







   The Notes to Financial Statements are an integral part of these statements.


                SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31 2005 and 2004



                                                      Three Months
                                                      Ended March 31
                                                2005               2004
                                                ----               ----

Revenues                                    $    74,114       $      --

Costs and expenses
   Material cost of sys sold                      6,657              --
   Manufacturing overhead costs                  16,896              --
   Install and service costs                     37,639              --
   Engineering and development                    7,079              --
   Selling and marketing exp                      2,542              --
   Gen and Admin expenses                       127,233          11,398
   Depreciation expense                             825              --
                                            -----------       ---------
      Total costs and expenses                  198,871          11,398
                                            -----------       ---------
Loss from operations                           (124,757)        (11,398)

Other Income (Expense):
   Interest income                                   --               1
   Amortization of debt discount                (25,200)             --
   Interest expense                             (17,544)             --
   Other income-Reversal of consulting fee      193,476              --
                                            -----------       ---------
      Total other income (expense)              150,732               1

Income (Loss) before income taxes                25,975         (11,397)

Provision for income taxes                          550              --
                                            -----------       ---------
Net Income (Loss)                                25,425         (11,397)

Dividends on preferred stock                   (180,000)             --
                                            -----------       ---------

Net loss attributable to
Common stockholders                         $  (154,575)      $ (11,397)
                                            ===========       =========

Loss per common share                       $     (0.03)      $   (0.01)
                                            ===========       =========

Weighted Average Number of
   Common Shares                              5,511,079       1,036,116
                                            ===========       =========



   The Notes to Financial Statements are an integral part of these statements.


             SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                       2005           2004
                                                      ------         ------
Cash Flows From Operating Activities:

  Net Income (Loss)                                               $    25,425                $   (11,397)

  Adjustments to reconcile net loss to
    net cash used in operating activities:

      Amortization of debt discount                                    25,200                         --
      Depreciation                                                        825                         --
      Stock returned for consulting                                  (193,476)                        --

Changes in operating assets and liabilities:

      Accounts receivable                                              (8,645)                        --
      Inventories                                                     (34,832)                        --
      Other current assets                                             20,075                         --
      Accounts payable and accrued expenses                            64,416                     10,600
      Accrued interest payable                                         14,665                         --
      Deferred revenue                                                (26,694)                        --
                                                                  -----------                -----------
         Net Cash Used in
              Operating Activities                                   (113,041)                      (797)
                                                                  -----------                -----------


Cash Flows From Investing Activities:

   Acquisition of subsidiary, net of cash acquired                     14,810                         --
                                                                  -----------                -----------

Cash Flows From Financing Activities:

     Payment of note payable                                          (53,503)                        --
     Proceeds from issuance of promissory notes                       504,000                         --
     Payment of stockholders note payable                            (150,000)                        --
                                                                  -----------                -----------

         Net Cash Provided by Financing Activities                    300,497                         --
                                                                  -----------                -----------

Net Increase in Cash                                                  202,266                       (797)

Cash at Beginning of the Period                                           115                      5,698
                                                                  -----------                -----------
Cash at End of the Period                                         $   202,381                $     4,901
                                                                  ===========                ===========
Non Cash Investing & Financing Activities:

      Common stock issued in connection with
      private placement of notes                                  $   151,200                         --

      Accrual of preferred stock dividends                        $   180,000                         --

      Convertible redeemable preferred stock issued
      in business combination                                     $ 3,000,004                         --



   The Notes to Financial Statements are an integral part of these statements.

             SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.   Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of March 31, 2005 and 2004 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of March 31, 2005 and as of the results of its consolidated operations and its consolidated cash flows for the three month periods ended March 31, 2005 and 2004. On April 6, 2004, the Company effectuated a one for twenty-one reverse stock split. All share and per share information herein reflect this reverse stock split.

The Unaudited Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of results for the full year.

On June 15, 2004, the Company, through a newly created wholly owned subsidiary, which owned no assets as of June 30, 2004, entered into an Agreement and Plan of Merger with a New Jersey Corporation ("SSI") which provides wireless security products and services. The closing was subject to a financing for an investment of five hundred thousand dollars ($500,000) to provide working capital to the merged company. In addition, the Company was to issue three million and four shares (3,000,004), valued at $1.00 per share, of Redeemable Convertible Preferred Stock to the shareholders of the wireless company and assume five hundred five thousand dollars ($505,000) of existing indebtedness. The financing for the acquisition of the wireless security products and services company was completed on March 11, 2005 and the transaction was closed on March 11, 2005.

On March 11, 2005, a private placement to accredited investors was completed in the amount of five hundred thousand four dollars ($504,000) with interest payable at twelve (12%) percent per annum. These investors received six month Convertible Secured Promissory Notes in the amount of $504,000 and were issued 504,000 shares of the Company's common stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission within one hundred and eighty (180) days from closing, which is September 10, 2005. This stock was issued on March 11, 2005.

The unaudited consolidated financial statements are based upon a preliminary valuation of SSI's assets and liabilities. The final allocation of the purchase price will be determined based upon a determination of the fair value of SSI's tangible and identifiable intangible assets acquired and liabilities assumed.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10-KSB dated December 31, 2004 and Form 8-K/A dated May 9, 2005.

Note 2.   Preferred and Common Stock

The preferred stock of the Company has a par value of $.001 per share and 100,000,000 shares have been authorized to be issued. No shares of preferred stock were issued and outstanding at March 31, 2005.

The common stock of the Company has a par value of $.001 per share and 200,000,000 shares have been authorized to be issued. As of March 31, 2005, 4,914,196 shares were issued and outstanding.

Note 3.  Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No.128 Using, "Earnings Per Share". Basic earnings per common share are compared using the weighted average of shares outstanding. Diluted earnings per common share would be computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to other outstanding options, warrants, etc. to purchase common stock. For the quarterly period ended March 31, 2005 and 2004, the Company has no such potential dilutive Securities, hence, only basic loss per share is presented.

Note 4.  Related Party Transaction

In March 2005, one of the Company's shareholders returned 1,289,848 shares of common stock to the Company, which were previously issued pursuant to a consulting arrangement in 2004. In connection with this transaction the Company recorded other income of $193,476 during the quarter ended March 31, 2005 to adjust the transaction in accordance with a mutual agreement between the shareholder and the Company.

Note 5. Going Concern

The Company's financial statements are prepared in accordance with United States generally accepted accounting principals applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have enough cash or other material assets to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern.

Management is actively involved in exploring business opportunities which it believes will allow the Company to increase shareholder's value and allow it to continue as a going concern. However, at this time the Company is fully dependent on its management, both with respect to exploring business opportunities and to raising sufficient working capital advances, if required, for the Company to continue in existence.

Note 6. Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") revised FASB Interpretation "FIN" No. 46R, "Consolidation of Variable Interest Entities", originally issued in January 2003. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which certain equity investments do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46R applies immediately to variable interest entities (VIE's) created after December 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first reporting period ending after December 15, 2004, to VIE's in which an enterprise holds a variable interest. The adoption of FIN 46R did not have a material impact on the Company's financial position, liquidity, or results of operations.

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

In November 2004, the FASB issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guiadance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends APB Opinion 29 to eliminate the similar productive asset exception that exchanges of productive assets should be accounted for at fair value, rather than carryover basis unless
(1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, (2) the transaction is an exchange transaction to facilitate sales to customers, or (3) the transaction lacks commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary exchanges occurring in the fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's financial condition or results of operations.

Note 7.  Promissory Notes Payable

On January 17, 2004, Somerset-New Jersey closed a $175,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance. In addition to the agreement to repay the Note and interest, the investor received a 10% ownership interest in Somerset-New Jersey. As a result of this transaction, Somerset-New Jersey recorded a debt discount of $3,500, which is being amortized over the life of the bridge financing agreements. This Note was extended to July 31, 2005.

On April 29, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. As part of the agreement, the investor was to receive 100,000 shares of the Company's Common Stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission later of June 30, 2004 or one hundred and eighty (180) days from closing of the first acquisition, which is September 10, 2005. This stock was issued on July 1, 2004. This Note was extended to July 31, 2005.

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

On March 11, 2005, a private placement to accredited investors was completed in the amount of five hundred thousand four dollars ($504,000) with interest payable at twelve (12%) percent per annum. These investors received six month Convertible Secured Promissory Notes in the amount of $504,000 and were issued 504,000 shares of the Company's common stock, valued at $.30 per share. The Company has agreed to register the Common Stock with the Securities and Exchange Commission within one hundred and eighty (180) days from closing, which is September 10, 2005. This stock was issued on March 11, 2005.

Note 8 - Acquisition Agreement
------------------------------
On June 15, 2004, the Company, through a newly created wholly owned subsidiary, which owned no assets as of June 30, 2004, entered into an Agreement and Plan of Merger with a New Jersey Corporation which provides wireless security products and services. The closing was subject to a financing of five hundred thousand dollars ($500,000) to provide working capital to the merged company. In addition, the Company was to issue three million four dollars ($3,000,004) of Redeemable Convertible Preferred Stock to the shareholders of the wireless company and assume five hundred five thousand dollars ($505,000) of existing indebtedness. The financing for the acquisition of the wireless security products and services company was completed on March 11, 2005 and the transaction was closed on March 11, 2005. SSI had revenues and a net loss of $445,672 and $87,767 respectively for the three months ended March 31, 2005 and revenues and net income of $740,570 and $130,166 respectively for the three months ended March 31, 2004. The Company is currently evaluating the allocation of purchase price to the net assets acquired and has presented an initial estimate on Form 8K/A filed in May 2005.

Note 9 - Commitments
--------------------

The Company has entered into employment agreements with two officers that became effective January 6, 2004. The employment agreements have a term of five years. In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year's alary, The officers have signed an additional agreement, in which they have agreed to waive any claims for payment of salary and auto, mobile phone, and medical benefits provided for in their employment agreements. The additional agreement is for the period of October 1, 2004 though March 31, 2005.

Effective March 10, 2005, one agreement was terminated by the resignation of one of the officers.

Note 10 - Preferred Stock Dividends
-----------------------------------

Preferred stock dividends during the quarter ended March 31, 2005 consist of two components. The first component is a catch-up dividend, which was payable upon the closing of SSI, in the amount of $160,000. The second component for $20,000 represents the amount accrued from March 11, 2005 to March 31, 2005.

Note 11 - Subsequent Event
---------------------------

On April 1, 2005, a private placement to an accredited investor was completed in the amount of twenty thousand dollars ($20,000) with interest payable at twelve (12%) percent per annum. This investor received a six month Convertible Secured Promissory Note in the amount of $20,000 and was issued 20,000 shares of the Company's common stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission within one hundred and eighty (180) days from closing, which is September 30, 2005. This stock was issued on April 1, 2005.

                SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

On June 15, 2004, the Company, through a newly created wholly owned subsidiary, which owned no assets as of June 30, 2004, entered into an Agreement and Plan of Merger with a New Jersey Corporation ("SSI") which provides wireless security products and services. The closing was subject to a financing for an investment of five hundred thousand dollars ($500,000) to provide working capital to the merged company. In addition, the Company was to issue three million and four dollars ($3,000,004) of Redeemable Convertible Preferred Stock to the shareholders of the wireless company and assume five hundred five thousand dollars ($505,000) of existing indebtedness. The financing for the acquisition of the wireless security products and services company was completed on March 11, 2005 and the transaction was closed on March 11, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has not established an allowance for doubtful accounts to cover accounts receivable that may not be collectible. In not establishing the allowance for doubtful accounts, the Company analyzed the ability to collect accounts that are large, none of which are currently past due. Historically, SSI has not incurred bad debt expense and that trend is anticipated to continue.

The Company writes down inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

The Company accounts for its goodwill and intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

Revenues

Revenues of $74,114 in the three months ended March 31, 2005 increased by $74,114 over revenues of $0 during the three months ended March 31, 2004. The increases in revenues for the period were attributable to the March 11, 2005 merger with Secure System, Inc. (Note 8).

Costs and Expenses

Cost and Expenses in the three months ended March 31, 2005 increased to $198,871, representing a $187,473 increase over costs and expenses of $11,398 during the three months ended March 31, 2004. The increases in cost and expenses for the period were attributable primarily to an increase in costs and expenses of $98,846 resulting from the July 1, 2004 merger with Somerset-New Jersey (Note
1), and an increase in costs and expenses of $88,627 resulting from March 11, 2005 merger with Secure System, Inc. (Note 8).

Interest Expense

Interest expense in the three months ended March 31, 2005 increased to $17,544, from interest income of $1 during the three months ended March 31, 2004. This increase is attributable to the promissory notes acquired with the merger with Somerset-New Jersey (Note 7), respectively, as well as from the promissory notes issued in conjunction with the March 11, 2005 merger with Secure System, Inc. (Note 8).

Other Income - Reversal of Consulting Fee

Other income - reversal of consulting fee in the three months ended March 31, 2005 increased by $193,476 from $0 during the three months ended March 31, 2004. The increase in other income for the period was attributable primarily to the partial return of common shares issued in connection with a consulting fee incurred in 2004 in the amount of $193,476.

Dividends on Preferred Stock

Dividends on preferred stock increased to $180,000, from $0 dividends during the three months ended March 31, 2004. This increase is dividends attributable to the redeemable convertible preferred shares issued in conjunction with the March 11, 2005 merger with Secure System, Inc. (Note 8).

LIQUIDITY AND CAPITAL RESOURCES

Somerset is currently financing its operations primarily through cash generated by financing activities in the form of promissory notes described in Notes 7 and 10.

The Company financed its business acquisition through the issuance of redeemable preferred stock and cash generated from the promissory notes described in Note 7.

At March 31, 2005, the Company had negative working capital of $(332,429).

The Company's need for capital may change dramatically as a result of any additional business acquisition or combination transaction. There can be no assurance that the Company will identify any additional suitable business, product, technology or opportunity in the future. Further, even if the Company locates a suitable target, there can be no assurance that the Company would be successful in consummating any acquisition or business consolidation on favorable terms or that it will be able to profitably manage the business, product, or technology, if acquired or otherwise engaged. Consequently, there is substantial doubt about the Company's ability to continue to operate as a going concern.

Management intends to ask pertinent questions of the proposed candidates or opportunities in the course of its diligence phase. Management will rely heavily on a business plan, financial statements and projections, and management's views of the future. It will not devote a substantial amount of time to independently verify, via market research and other business evaluation techniques, much of the information obtained from interviews with the combination partner. Unless something comes to the attention which causes the Company to have serious concerns on the viability or integrity of the financial records and business projections, which would result in a disqualification of such candidate, a transaction would be approved by the Board of Directors and an Information Statement mailed to all of its shareholder's as required by law.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") revised FASB Interpretation "FIN" No. 46R, "Consolidation of Variable Interest Entities", originally issued in January 2003. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which certain equity investments do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46R applies immediately to variable interest entities (VIE's) created after December 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first reporting period ending after December 15, 2004, to VIE's in which an enterprise holds a variable interest. The adoption of FIN 46R did not have a material impact on the Company's financial position, liquidity, or results of operations.

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

In November 2004, the FASB issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends APB Opinion 29 to eliminate the similar productive asset exception that exchanges of productive assets should be accounted for at fair value, rather than carryover basis unless
(1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, (2) the transaction is an exchange transaction to facilitate sales to customers, or (3) the transaction lacks commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary exchanges occurring in the fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's financial condition or results of operations.

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

Item 2.   Changes in Securities.

          On March 11, 2005, the Company closed on a short term bridge financing of $504,000. Pursuant to the terms of the offering, the Company had a minimum raise of $500,000 and a maximum raise of $700,000. As of March 11, 2005, the Company raised the minimum of $500,000 and these proceeds were distributed to Secure as part of that transaction. Each of the investors in this financing received six (6) month notes with a twelve (12%) percent annual interest rate. In addition, we issued a total of 504,000 shares to these investors. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

          In consideration for the acquisition of all of the outstanding shares of Secure Systems, Inc. the Company issued a total of 3,000,004 shares of its Series A Convertible Preferred Stock to the shareholders of Secure. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of
          2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of
          2002

          (b)  Reports on Form 8K

          On March 15, 2005, the Company filed an 8K based on the acquisition of Secure Systems, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    SOMERSET INTERNATIONAL GROUP, INC.
                                    (Registrant)

Date:  May 16, 2005                 By:   /s/ John X. Adiletta
                                    ----------------------------------
                                         John X. Adiletta,
                                         Chief Executive Officer
                                         Chief Financial Officer