Form 10QSB
period 2005-06-30
SOMERSET INTERNATIONAL GROUP,INC.
filed 2005-08-12
CIK 350524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-10854

Somerset International Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-2795675
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

90 Washington Valley Road, Bedminster, New Jersey	07921
(Address of principal executive offices)	(Zip Code)

(908) 719-8909

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2005: 5,121,696 shares of common stock.

Somerset International Group, Inc. and Subsidiary

FINANCIAL STATEMENTS

INDEX TO FORM 10-QSB

June 30, 2005

Item 1. Financial Information

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

JUNE 30, 2005

ASSETS
Current Assets:
Cash	$11,646
Accounts receivable	372,190
Inventories	343,960
Prepaid expenses	19,780
Deposits	9,554
Total Current Assets	757,130

Property and equipment, net	24,434

Purchase price subject to allocation	3,410,655

TOTAL ASSETS	$4,192,219

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	363,723
Promissory notes payable, net of discount	845,600
Accrued interest payable	82,330
Deferred revenue	63,479
Total Current Liabilities	1,355,132

Stockholder note payable, net	620,487
of current maturities

TOTAL LIABILITIES	1,975,619

Convertible redeemable preferred stock	3,240,004

Stockholders' Deficit:

Common Stock, 200,000,000 shares authorized,	5,121
$.001 par value, 5,121,696 issued,
5,121,696 outstanding at June 30, 2005

Capital in excess of par value	25,896,057
Accumulated deficit	(26,924,582)

Total Stockholders' Deficit	(1,023,404)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,192,219

The Notes to Consolidated Financial Statements are an integral part of this Statement.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2005 and 2004

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues
Equipment Sales	$177,591	$--	$190,582	$--
Installation Revenues	130,647	--	144,447	--
Subscription Revenues	59,001	--	72,323	--
Maintenance Revenues	175,747	--	209,748	--

Total revenues	542,986	0	617,100	0

Costs and expenses
Material cost of sys sold	88,519		95,176
Manufacturing overhead costs	75,924		92,820
Install and service costs	156,617		194,256
Engineering and development	39,172		46,251
Selling and marketing expense	32,037		34,579
Gen and admin expense	327,247	29,041	454,481	40,439
Depreciation expense	3,654		4,479

Total costs and expenses	723,170	29,041	922,042	40,439

(Loss) from operations	(180,184)	(29,041)	(304,942)	(40,439)

Other Income (Expense)
Interest income	--	--	--	1
Amortization of debt discount	(89,314)		(114,514)
Interest expense	(42,482)	(4,143)	(60,026)	(4,144)
Other income –reversal of
consulting fee	--	--	193,476	--

Total other income (expense)	(131,796)	(4,143)	18,936	(4,143)

Income (Loss) before
income taxes	(311,980)	(33,184)	(286,006)	(44,582)

Provision for income taxes	800	--	1,350	--

Net Income (Loss)	$(312,780)	$(33,184)	$(287,356)	$(44,582)

Dividends on preferred stock	60,000	--	240,000	--

Net loss attributable to
Common stockholders	$(372,780)	$--	$(527,356)	$--

Loss per common share	$(0.07)	$(0.03)	$(0.10)	$(0.04)

Weighted Average Number of
Common Shares	4,991,256	1,036,116	5,249,732	1,036,116

The Notes to Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING JUNE 30, 2005 AND 2004

	2005	2004
Cash Flows From Operating Activities:
Net Income (Loss)	$(287,356)	$(44,582)

Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	114,514	--
Depreciation	4,479	--
Stock returned for consulting	(193,476)	--
Stock issuance payable	--	30,000
Stock issued for services	15,625	--

Changes in operating assets and liabilities:
Accounts receivable	(145,704)	--
Inventories	17,481	--
Other current assets	13,535	(137,607)
Accounts payable and accrued expenses	168,883	(400)
Accrued interest payable	47,330	--
Deferred revenue	(101,016)	--
Net Cash Used in
Operating Activities	(345,705)	(152,589)

Cash Flows From Investing Activities:
Acquisition of subsidiary,
net of cash acquired	14,810	--
Purchase of equipment	(3,071)	--
Net Cash Provided by
Investing Activities	11,739	--

Cash Flows From Financing Activities:
Proceeds from related party loan	--	50,000
Payment of related party loan	--	(50,000)
Payment of note payable	(53,503)	--
Proceeds from issuance of promissory notes	524,000	200,000
Proceeds from issuance of stock	25,000	--
Payment of stockholders note payable	(150,000)	--
Net Cash Provided by
Financing Activities	345,497	200,000
Net Increase in Cash	11,531	47,411

Cash at Beginning of the Period	115	5,698

Cash at End of the Period	$11,646	$53,109

Non Cash Investing & Financing Activities:
Common stock issued in connection with
private placement of notes	$157,200	$--

Accrual of preferred stock dividends	$240,000	$--

Convertible redeemable preferred
Stock issued in business combination	3,000,004	--

The Notes to Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of June 30, 2005 and 2004 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of June 30, 2005 and as of the results of its consolidated operations and its consolidated cash flows for the six month periods ended June 30, 2005 and 2004. On April 6, 2004, the Company effectuated a one for twenty-one reverse stock split. All share and per share information herein reflect this reverse stock split.

The Unaudited Consolidated Statements of Operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of results for the full year.

On June 15, 2004, the Company, through a newly created wholly owned subsidiary, which owned no assets as of June 30, 2004, entered into an Agreement and Plan of Merger with a New Jersey Corporation (“SSI”) which provides wireless security products and services. The closing was subject to a financing for an investment of five hundred thousand dollars ($500,000) to provide working capital to the merged company. In addition, the Company was to issue three million and four shares (3,000,004), valued at $1.00 per share, of Redeemable Convertible Preferred Stock to the shareholders of the wireless company and assume five hundred five thousand dollars ($505,000) of existing indebtedness. The financing for the acquisition of the wireless security products and services company was completed on March 11, 2005 and the transaction was closed on March 11, 2005.

On March 11, 2005, a private placement to accredited investors was completed in the amount of five hundred thousand four dollars ($504,000) with interest payable at twelve (12%) percent per annum. These investors received six month Convertible Secured Promissory Notes in the amount of $504,000 and were issued 504,000 shares of the Company's common stock. The Company has agreed to file a registration statement to register the Common Stock with the Securities and Exchange Commission within one hundred and eighty (180) days from closing, which is September 10, 2005. This stock was issued on March 11, 2005.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.	Inventory

Inventory valuation is calculated using a gross profit methodology at interim periods. The company performs physical inventory counts when calculating year end inventory values.

Note 3.	Stockholder’s Equity

The common stock of the Company has a par value of $.001 per share and 200,000,000 shares have been authorized to be issued. As of June 30, 2005, 5,121,696 shares were issued and outstanding.

On April 6, 2005, the Company approved the issuance of 60,000 shares of restricted common stock for legal services rendered and 2,500 shares of restricted common stock all at $.25 per share for services rendered.

In June 2005, a private placement to an accredited investor was completed in the amount of twenty-five thousand dollars ($25,000). This investor was issued 125,000 shares of the Company's common stock and warrants to purchase 25,000 shares of the Company's common stock. The warrants are effective for three years and have an exercise price of $0.30 per share during the first year, $0.40 per share during the second year, and $0.50 per share during the third year. The Company has agreed to piggyback registration rights with respect to the Common Stock and the underlying warrants. This stock was issued on July 12, 2005.

Note 4. Redeemable Preferred Stock

As of June 30, 2005, the Company has 100,000,000 authorized of $.001 par value preferred stock. In June 2004, in connection with the acquisition of SSI, which was completed in March 2005, the Company issued 3,000,004 shares of this stock. These shares of preferred stock are convertible into common stock of the Company at the option of the holder with a conversion rate of one common share for each share of preferred stock. In the event that the holder does not convert all or part of the preferred stock, the Company is required to redeem the preferred stock including accrued dividends. The redemption periods are January 2006 for fifty percent (50%) of the original amount less any conversions to common stock and in July 2007 for the remaining shares of preferred stock that have not been converted.

Note 5. Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No.128 Using, "Earnings Per Share". Basic earnings per common share are compared using the weighted average of shares outstanding. Diluted earnings per common share would be computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to other outstanding options, warrants, etc. to purchase common stock. For the quarter and six months ended June 30, 2005 and 2004, the Company has no such potential dilutive Securities, hence, only basic loss per share is presented.

Note 6. Related Party Transaction

In March 2005, one of the Company’s shareholders returned 1,289,848 shares of common stock to the Company, which were previously issued pursuant to a consulting arrangement in 2004. In connection with this transaction the Company recorded other income of $193,476 during the quarter ended March 31, 2005 to adjust the transaction in accordance with a mutual agreement between the shareholder and the Company.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The stockholder note payable was $770,487 and $503,632 at December 31, 2004 and 2003. The note plus accrued interest matured on December 31, 2001. On July 1, 2004, the Company amended the note to add accrued interest through June 30, 2004 of $266,855 to the principal amount of the note and adjust the interest rate to 10%. The new principal amount of the note was repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including interest beginning March 1, 2006 and ending July 1, 2009.

Note 7. Going Concern

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

Note 8. Recent Accounting Pronouncements

In December 2004, the FASB revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." It applies in the first reporting period beginning after December 15, 2005. The adoption of Statement No. 123 (revised 2004) is not expected to have a material impact on the Company's financial position, liquidity, or results of operations.

Note 9. Promissory Notes Payable

On January 17, 2004, Somerset-New Jersey closed a $175,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance. In addition to the agreement to repay the Note and interest, the investor received a 10% ownership interest in Somerset-New Jersey. As a result of this transaction, Somerset-New Jersey recorded a debt discount of $3,500, which is being amortized over the life of the bridge financing agreements. This Note was extended to September 30, 2005.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 29, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. As part of the agreement, the investor was to receive 100,000 shares of the Company's Common Stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission later of June 30, 2004 or one hundred and eighty (180) days from closing of the first acquisition, which is September 10, 2005. This stock was issued on July 1, 2004. This Note was extended to September 30, 2005.

On June 25, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. In addition to the repayment of the Note and interest, the investor received 100,000 shares of the Company's Common Stock. This stock was valued at $15,000. As a result of this transaction, the Company has recorded a Debt Discount of $15,000, which is being amortized over the life of the Promissory Note Payable, which is one year. The Company has agreed to register the Common Stock with the Securities and Exchange Commission the later of June 30, 2004 or one hundred and eighty (180) days from closing of the first acquisition, which is September 10, 2005. This stock was issued on July 1, 2004. This Note was extended to September 30, 2005.

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

Note 10 - Acquisition Agreement

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company is in the process of determining the fair value of the assets acquired and liabilities assumed in the purchase of SSI. Since this determination of fair values is not yet complete, the excess of the purchase price over the underlying net book value of SSI has not yet been allocated and is presented in the accompanying balance sheet as “Purchase Price Subject to Allocation” in the amount of approximately $3.4 million. When the valuation of acquired assets and assumed liabilities is finalized such amounts will be reallocated to the appropriate categories on the balance sheet and will be amortized over the estimated useful lives of the respective amortizable assets and goodwill as appropriate. In the event that value is allocated to categories that do not meet appropriate asset capitalization criterion under generally accepted accounting principles, then such allocation will be written off to expense in the quarter during which such allocation is finalized.

Note 11 - Commitments

The Company has entered into employment agreements with two officers that became effective January 6, 2004. The employment agreements have a term of five years. In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year's alary, The officers have signed an additional agreement, in which they have agreed to waive any claims for payment of salary and auto, mobile phone, and medical benefits provided for in their employment agreements. The additional agreement was for the period of October 1, 2004 though March 31, 2005.

Effective March 10, 2005, one employment agreement was terminated by the resignation of one of the officers.

On June 23, 2005, the Company entered into a letter of intent to acquire 100% of the stock of a New England based Systems Integrator & Value Added Reseller that serves the information life cycle technology market (the flow of information within a corporation from inception to archive) which concentrates its sales efforts on large and medium size corporate and institutional end-users with complex business and technology needs as well as Information Technology (“IT”) resellers throughout North America. Unaudited revenues for the entity for the calendar years ended 2003 and 2004 were approximately $15,200,000, and $18,200,000 respectively. The purchase price is seven million five hundred thousand dollars ($7,500,000) to be paid through a combination of cash and convertible preferred stock. For the purchase price, the seller will deliver, at closing and subject to purchase price adjustments, one million two hundred fifty thousand dollars ($1,250,000) of twelve months trailing earnings before interest, taxes, depreciation, and amortization, as well as net current assets(defined as current assets minus total liabilities) of two million five hundred thousand dollars ($2,500,000) The closing is subject to customary due diligence, approval by both parties of a Definitive Agreement as well as receipt of audited financial statements and financing. No assurance can be given that this acquisition will be consummated.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

On June 15, 2004, the Company, through a newly created wholly owned subsidiary, which owned no assets as of June 30, 2004, entered into an Agreement and Plan of Merger with a New Jersey Corporation (“SSI”) which provides wireless security products and services. The closing was subject to a financing for an investment of five hundred thousand dollars ($500,000) to provide working capital to the merged company. In addition, the Company was to issue three million and four dollars ($3,000,004) of Redeemable Convertible Preferred Stock to the shareholders of the wireless company and assume five hundred five thousand dollars ($505,000) of existing indebtedness. The financing for the acquisition of the wireless security products and services company was completed on March 11, 2005 and the transaction was closed on March 11, 2005.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

Revenues

Revenues of $617,100 for the six months ended June 30, 2005 increased by $617,100 over revenues of $0 during the six months ended June 30, 2004. The increases in revenues for the period were attributable to the March 11, 2005 merger with Secure System, Inc. (Note 8).

Costs and Expenses

Costs and expenses for the six months ended June 30, 2005 increased to $927,042, representing an $886,603 increase over costs and expenses of $40,439 during the six months ended June 30, 2004. The increases in costs and expenses for the period were attributable primarily to an increase in costs and expenses of $207,658 resulting from the July 1, 2004 merger with Somerset-New Jersey (Note 1), and an increase in costs and expenses of $678,945 resulting from March 11, 2005 merger with Secure System, Inc. (Note 8).

Interest Expense

Interest expense for the six months ended June 30, 2005 increased to $60,026, from net interest expense of $4,143 during the six months ended June 30, 2004. This increase is primarily attributable to the promissory notes acquired with the merger with Somerset-New Jersey (Note 7), respectively, as well as from the promissory notes issued in conjunction with the March 11, 2005 merger with Secure System, Inc. (Note 8).

Other Income – Reversal of Consulting Fee

Other income for the six months ended June 30, 2005 increased by $193,476 from $0 during the six months ended June 30, 2004. The increase in other income for the period was attributable primarily to the partial return of common shares issued in connection with a consulting fee incurred in 2004 in the amount of $193,476.

Dividends on Preferred Stock

Dividends on preferred stock for the six months ended June 30, 2005 increased to $240,000, from $0 dividends during the six months ended June 30, 2004. This increase is dividends attributable to the redeemable convertible preferred shares issued in conjunction with the March 11, 2005 merger with Secure System, Inc. (Note 8).

LIQUIDITY AND CAPITAL RESOURCES

Somerset is currently financing its operations primarily through cash generated by financing activities in the form of promissory notes described in Notes 7 and 10.

The Company financed its business acquisition through the issuance of redeemable preferred stock and cash generated from the promissory notes described in Note 7.

At June 30, 2005, the Company had negative working capital of $(598,002).

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

Recent Accounting Pronouncements

In December 2004, the FASB revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." It applies in the first reporting period beginning after December 15, 2005. The adoption of Statement No. 123 (revised 2004) is not expected to have a material impact on the Company's financial position, liquidity, or results of operations.

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

In June 2005, a private placement to an accredited investor was completed in the amount of twenty-five thousand dollars ($25,000). This investor was issued 125,000 shares of the Company's common stock and warrants to purchase 25,000 shares of the Company's common stock. The warrants are effective for three years and have an exercise price of $0.30 per share during the first year, $0.40 per share during the second year, and $0.50 per share during the third year. The Company has agreed to piggyback registration rights with respect to the Common Stock and the underlying warrants. This stock was issued on July 11, 2005.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

On April 11, 2005, the Company filed an 8K pursuant to Item 3.02 based on the issuance of restricted shares.

On May 10, 2005, the Company filed an Amendment to its 8K dated March 15, 2005 based on the acquisition of Secure System, Inc.

On June 23, 2005, the Company filed an 8K pursuant to Item 7.01 based upon the execution of a letter of intent with a New England based System Integrator and Value Added Reseller.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SOMERSET INTERNATIONAL GROUP, INC.
Registrant

Date: August 12, 2005	By: /s/ John X. Adiletta
John X. Adiletta
Chief Executive Officer,
Chief Financial Officer,