Form 10QSB
period 2005-09-30
SOMERSET INTERNATIONAL GROUP,INC.
filed 2005-11-14
CIK 350524

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

_____________

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File No: 0-10854

Somerset International Group, Inc.

(Exact name of small business issuer as specified in its charter)

DELAWARE	13-2795675
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

90 Washington Valley Road, Bedminster, New Jersey	07921
(Address of Principal Executive Offices)	(Zip Code)

(908) 719-8909

(Issuer’s telephone number, including area code)

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

Yes No

As of November 14, 2005, 5,341,891 shares of the registrants Common Stock were outstanding

Transitional Small Business Format. Yes	No /X/

Somerset International Group, Inc. and Subsidiary

INDEX TO FORM 10-QSB

September 30, 2005

Page

Part I - Financial Information

Item 1.	Financial Statements:

Consolidated Balance Sheet (Unaudited) - September 30, 2005	3

Unaudited Consolidated Statements of Operations for the
Three and Nine Months Ended September 30, 2005 and 2004	4

Unaudited Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2005 and 2004	5

Notes to the Consolidated Financial Statements.	6

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations.	12

Item 3.    Controls and Procedures                                                              15

Part II - Other Information:

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities	16

Item 3.	Default Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures	16

Item 1.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2005

ASSETS
Current Assets:
Cash	$21,996
Accounts receivable	226,070
Inventories	352,088
Prepaid expenses	19,761
Deposits	9,554
Total Current Assets	629,469

Property and equipment, net	22,110

Purchase price subject to allocation	3,410,655

TOTAL ASSETS	$4,062,234

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	483,335
Promissory notes payable, net of discount	899,000
Stockholder note payable, current maturities	91,568
Accrued interest payable	108,775
Deferred revenue	25,036
Total Current Liabilities	1,607,714

Stockholder note payable, net
of current maturities	528,919

TOTAL LIABILITIES	2,136,633

Convertible redeemable preferred stock	3,300,004

Stockholders’ Deficit:

Common Stock, 200,000,000 shares authorized,	5,248
$.001 par value, 5,247,946 issued and
outstanding at September 30, 2005

Capital in excess of par value	25,921,181
Accumulated deficit	(27,300,832)

Total Stockholders’ Deficit	(1,374,403)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,062,234

The Notes to Consolidated Financial Statements are an integral part of this Statement.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2005 and 2004

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues
Equipment Sales	$43,257	$1,000	$233,839	$1,000
Installation Revenues	134,512	--	278,959	--
Subscription Revenues	59,000	--	131,323	--
Maintenance Revenues	168,594	--	378,342	--

Total revenues	405,363	1,000	1,022,463	1,000

Costs and expenses
Material cost of sys sold	22,310		117,486
Manufacturing overhead cost	58,774		151,594
Install and service costs	164,905		359,161
Engineering and development	36,841		83,092
Selling and marketing expense	27,712		62,291
Gen and admin expense	311,886	791,602	766,367	1,110,347
Depreciation expense	3,654		8,133

Total costs and expenses	626,082	791,602	1,548,124	1,110,347

(Loss) from operations	(220,719)	(790,602)	(525,661)	(1,109,347)

Other Income (Expense)
Amortization of debt discount	(53,400)		(167,914)
Interest expense	(42,131)	(19,625)	(102,157)	(36,018)
Other income –reversal of
consulting fee	--	--	193,476	--

Total other income(expense)	(95,531)	(19,625)	(76,595)	(36,018)

Income (Loss) before
income taxes	(316,250)	(810,227)	(602,256)	(1,145,365)

Provision for income taxes	--	--	1,350	--

Net Income (Loss)	$(316,250)	$(810,227)	$(603,606)	$(1,145,365)

Dividends on preferred stock	60,000	--	300,000	--

Net loss attributable to
Common stockholders	$(376,250)	$(810,227)	$(903,606)	$(1,145,365)

Basic loss per common share	$(0.07)	$(0.15)	$(0.17)	$(0.46)

Weighted Average Number of
Common Shares	5,179,332	5,304,396	5,226,007	2,464,107

The Notes to Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2005 AND 2004

	2005	2004

Cash Flows From Operating Activities:
Net Income (Loss)	$(603,606)	$(1,145,365)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	167,914	12,268
Depreciation	8,133	--
Stock returned for consulting	(193,476)	--
Stock issued for consulting	--	609,583
Stock issued for services	15,875	--
Stock issued for compensation	--	200,000

Changes in operating assets and liabilities:
Accounts receivable	415	--
Inventories	9,353	--
Other current assets	13,565	--
Accounts payable and accrued expenses	288,486	68,012
Accrued interest payable	73,775	--
Deferred revenue	(139,459)	--
Net Cash Used in
Operating Activities	(359,025)	(255,502)

Cash Flows From Investing Activities:
Acquisition of subsidiary,
net of cash acquired	14,810	--
Purchase of equipment	(4,401)	--
Net Cash Provided by
Investing Activities	10,409	--

Cash Flows From Financing Activities:
Somerset-NJ distribution prior to merger		(125,000)
Payment of note payable	(53,503)	--
Proceeds from issuance of promissory notes	524,000	375,000
Proceeds from issuance of stock	50,000	--
Payment of stockholders note payable	(150,000)	--
Net Cash Provided by
Financing Activities	370,497	250,000

Net Change in Cash	21,881	(5,502)

Cash at Beginning of the Period	115	5,698

Cash at End of the Period	$21,996	$196

Non Cash Investing & Financing Activities:
Common stock issued in connection with
private placement of notes	$157,200	$--
Common stock issued in connection with
Bridge financing	$--	$33,500
Accrual of preferred stock dividends	$300,000	$--
Convertible redeemable preferred
stock issued in business combination	$3,000,004	$--

The Notes to Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of September 30, 2005 and 2004 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of September 30, 2005 and the results of its consolidated operations and its consolidated cash flows for the nine month periods ended September 30, 2005 and 2004. On April 6, 2004, the Company effectuated a one for twenty-one reverse stock split. All share and per share information herein reflect this reverse stock split.

The Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of results for the full year.

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

On March 11, 2005, a private placement to accredited investors was completed in the amount of five hundred thousand four dollars ($504,000) with interest payable at twelve (12%) percent per annum. These investors received six month Convertible Secured Promissory Notes in the amount of $504,000 and were issued 504,000 shares of the Company’s common stock. The Company agreed to file a registration statement to register the Common Stock with the Securities and Exchange Commission within one hundred and eighty (180) days from closing, which was September 12, 2005. This stock was issued on March 11, 2005. The registration statement was filed on September 12, 2005.

The unaudited consolidated financial statements are based upon a preliminary valuation of SSI’s assets and liabilities. The final allocation of the purchase price will be determined based upon a determination of the fair value of SSI’s tangible and identifiable intangible assets acquired and liabilities assumed.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Current Report on Form 10-KSB dated December 31, 2004 and Form 8-K/A dated May 9, 2005, and Form 10-QSB dated June 30, 2005.

Note 2. Revenue Recognition

Installation, subscription and maintenance revenues include installation of equipment and testing at customer sites, subscription fees for leased wireless equipment, and fees for equipment maintenance. These revenues are recognized as the services are performed, or ratably over time in the case of fees that may be billed quarterly or semi-annually in advance. Revenues related to pre-billed services are deferred until the service is provided and thereby earned. Equipment revenue is recognized when the equipment is delivered to the customer. The Company recognizes revenue only when persuasive evidence of an arrangement exists, when delivery of merchandise has occurred or services have been rendered, the fee is established and is determinable and collection is reasonably assured.

Note 3. Inventory

Inventory consists primarily of parts and work in process products held for sale. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. In accordance with APB 28 14(a), the Company uses estimated gross profit rates to determine costs of goods sold during interim periods. This is different than the method used at annual inventory dates. The Company performs physical inventory counts when calculating year end inventory values. Historically, this has not resulted in any material adjustment to the cost of goods sold.

Note 4. Stockholder’s Equity

The common stock of the Company has a par value of $.001 per share and 200,000,000 shares have been authorized to be issued. As of September 30, 2005, 5,247,946 shares were issued and outstanding.

On April 6, 2005, the Company approved the issuance of 60,000 shares of restricted common stock for legal services rendered and 2,500 shares of restricted common stock all at $.25 per share for services rendered.

In August 2005, a private placement to an accredited investor was completed in the amount of twenty-five thousand dollars ($25,000). This investor was issued 125,000 shares of the Company’s common stock and warrants to purchase 25,000 shares of the Company’s common stock. The warrants are effective for three years and have an exercise price of $0.30 per share during the first year, $0.40 per share during the second year, and $0.50 per share during the third year. The Company has agreed to piggyback registration rights with respect to the Common Stock and the underlying warrants. This stock was issued on August 19, 2005.

In August 2005, the Company approved the issuance of 1,250 shares of restricted common stock for services rendered. The Company has agreed to piggyback registration rights with respect to the Common Stock. This stock was issued on August 19, 2005.

Note 5. Redeemable Preferred Stock

As of September 30, 2005, the Company has 100,000,000 authorized of $.001 par value preferred stock. In September 2004, in connection with the acquisition of SSI, which was completed in March 2005, the Company issued 3,000,004 shares of this stock. These shares of preferred stock are convertible into common stock of the Company at the option of the holder with a conversion rate of one common share for each share of preferred stock. In the event that the holder does not convert all or part of the preferred stock, the Company is required to redeem the preferred stock including accrued dividends. The redemption periods are January 2006 for fifty percent (50%) of the original amount less any conversions to common stock and in July 2007 for the remaining shares of preferred stock that have not been converted.

Note 6. Earnings Per Share

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the nine months ended September 30, 2005 and 2004, 5,000 and 0 of common stock equivalent shares were excluded from the computation of diluted net loss per share.

Note 7. Related Party Transactions

In March 2005, one of the Company’s shareholders returned 1,289,848 shares of common stock to the Company, which were previously issued pursuant to a consulting payment in 2004. In connection with this transaction the Company recorded other income of $193,476 during the quarter ended March 31, 2005 to adjust the transaction in accordance with a mutual agreement between the shareholder and the Company.

The stockholder note payable was $620,487 at September 30, 2005. The note plus accrued interest matured on December 31, 2001. On July 1, 2004, the Company amended the note to add accrued interest through September 30, 2004 of $266,855 to the principal amount of $503,602. The new principal amount of the note was partially repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including annual interest at 10% beginning March 1, 2006 and ending July 1, 2009.

Note 8. Going Concern

The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has negative working capital and does not have enough cash or other material assets to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern.

Management is actively involved in exploring business opportunities which it believes will allow the Company to increase shareholder’s value and allow it to continue as a going concern. However, at this time the Company is fully dependent on its management, both with respect to exploring business opportunities and to raising sufficient working capital advances, if required, for the Company to continue in existence.

Management’s plan is to obtain outside financing and establish a source of revenues sufficient to cover its operating costs by acquiring additional companies to whom the Company will provide consulting and management services. If management is unable to obtain financing on reasonable terms, the Company could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on the Company’s business, operating results, or financial condition.

Note 9. Recent Accounting Pronouncements

In December 2004, the FASB revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” It applies in the first reporting period beginning after December 15, 2005. The adoption of Statement No. 123 (revised 2004) is not expected to have a material impact on the Company’s financial position, liquidity, or results of operations.

Note 10. Promissory Notes Payable

On January 17, 2004, Somerset-New Jersey closed a $175,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance. In addition to the agreement to repay the Note and interest, the investor received a 10% ownership interest in

Somerset-New Jersey. As a result of this transaction, Somerset-New Jersey recorded a debt discount of $3,500, which is being amortized over the life of the bridge financing agreements. This Note was extended to December 31, 2005. Effective August 31, 2005, the Notes are now convertible at any time at the holder’s option into common stock at $0.25 per share.

On April 29, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. As part of the agreement, the investor was to receive 100,000 shares of the Company’s Common Stock. The Company has agreed to file a registration statement to register the Common Stock with the Securities and Exchange Commission later of September 30, 2004 or one hundred and eighty (180) days from closing of the first acquisition, which is September 12, 2005. The registration statement was filed on September 12, 2005. This stock was issued on July 1, 2004. This Note was extended to December 31, 2005. Effective August 31, 2005, the Notes are now convertible at any time at the holder’s option into common stock at $0.25 per share.

On June 25, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest matured on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. In addition to the repayment of the Note and interest, the investor received 100,000 shares of the Company’s Common Stock. This stock was valued at $15,000. As a result of this transaction, the Company has recorded a Debt Discount of $15,000, which was amortized over the life of the Promissory Note Payable, which is one year. The Company agreed to file a registration statement to register the Common Stock with the Securities and Exchange Commission the later of September 30, 2004 or one hundred and eighty (180) days from closing of the first acquisition, which is September 12, 2005. The registration statement was filed on September 12, 2005. This stock was issued on July 1, 2004. This Note was extended to December 31, 2005. Effective August 31, 2005, the Notes are now convertible at any time at the holder’s option into common stock at $0.25 per share.

On March 11, 2005, a private placement to accredited investors was completed in the amount of five hundred thousand four dollars ($504,000) with interest payable at twelve (12%) percent per annum. These investors received six month Convertible Secured Promissory Notes in the amount of $504,000 and were issued 504,000 shares of the Company’s common stock, valued at $.30 per share. The Company has agreed to file a registration statement to register the Common Stock with the Securities and Exchange Commission within one hundred and eighty (180) days from closing, which is September 12, 2005. The registration statement was filed on September 12, 2005. This stock was issued on March 11, 2005. These Notes were extended to December 11, 2005. The total value of the shares issued and the corresponding beneficial conversion feature that was created as a result of the issuance of the shares in connection with the convertible notes totaled $151,200 and has been recorded as a debt discount with a corresponding increase to equity. The total discount of $151,200 has been amortized over the original life of the loan, and is fully amortized as of September 30, 2005.

On April 1, 2005, a private placement to an accredited investor was completed in the amount of twenty thousand dollars ($20,000) with interest payable at twelve (12%) percent per annum. This investor received a six month Convertible Secured Promissory Note in the amount of $20,000 and was issued 20,000 shares of the Company’s common stock. The Company agreed to file a registration statement to register the Common Stock with the Securities and Exchange Commission within one hundred and eighty (180) days from closing, which was September 12, 2005. The registration statement was filed on September 12, 2005. This stock was issued on April 1, 2005. The registration statement was filed on September 12, 2005. This Note was extended to December 31, 2005. The total value of the shares issued and the corresponding beneficial conversion feature that was created as a result of the issuance of the shares in connection with the convertible notes totaled $6,000 and has been recorded as a debt discount with a corresponding increase to equity. The total discount of $6,000 has been amortized over the original life of the loan, and is fully amortized as of September 30, 2005.

Current Debt at September 30, 2005

Jan 2004 Note -	$175,000
Apr 2004 Note -	100,000
Jun 2004 Note -	100,000
Mar 2005 Notes -	504,000
Apr 2005 Note -	20,000
Stockholder Note -	91,568	(Note 7)
sub - Total-	$990,568

Long Term Debt at September 30, 2005

Stockholder Note -	$528,919	(Note 7)

Total debt -	$1,519,487

Note 11 - Acquisition Agreement

On June 15, 2004, the Company, through a newly created wholly owned subsidiary, which owned no assets as of June 30, 2004, entered into an Agreement and Plan of Merger with a New Jersey Corporation which provides wireless security products and services. The closing was subject to a financing of five hundred thousand dollars ($500,000) to provide working capital to the merged company. In addition, the Company was to issue three million four dollars ($3,000,004) of Redeemable Convertible Preferred Stock to the shareholders of the wireless company and assume five hundred five thousand dollars ($505,000) of existing indebtedness. The value of the convertible preferred stock was primarily based upon potential repayment requirements called for in the agreement (assuming the preferred stockholder does not exercise the conversion option). The financing for the acquisition of the wireless security products and services company was completed on March 11, 2005 and the transaction was closed on March 11, 2005. The results of operations, from March 11, 2005 for the acquired entity, are included in the 10QSB consolidated statements of operations for the three and nine months ending September 30, 2005.

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

Note 12 - Commitments

The Company entered into employment agreements with two officers that became effective January 6, 2004. The employment agreements were for a term of five years. In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year’s salary, The officers have signed an additional agreement, in which they have agreed to waive any claims for payment of salary and auto, mobile phone, and medical benefits provided for in their employment agreements. The additional agreement was for the period of October 1, 2004 though March 31, 2005.

Effective March 10, 2005, one employment agreement was terminated by the resignation of one of the officers.

On June 23, 2005, the Company entered into a letter of intent to acquire 100% of the stock of a New England based Systems Integrator & Value Added Reseller that serves the information life cycle technology market (the flow of information within a corporation from inception to archive) which concentrates its sales efforts on large and medium size corporate and institutional end-users with complex business and technology needs as well as Information Technology (“IT”) resellers throughout North America. Unaudited revenues for the entity for the calendar years ended 2003 and 2004 were approximately $15,200,000, and $18,200,000 respectively. The purchase price is seven million five hundred thousand dollars ($7,500,000) to be paid through a combination of cash, subject to appropriate financing, and convertible preferred stock. For the purchase price, the seller will deliver, at closing and subject to purchase price adjustments, one million two hundred fifty thousand dollars ($1,250,000) of twelve months trailing earnings before interest, taxes, depreciation, and amortization, as well as net current assets(defined as current assets minus total liabilities) of two million five hundred thousand dollars ($2,500,000) The closing is subject to customary due diligence, approval by both parties of a Definitive Agreement as well as receipt of audited financial statements and financing. No assurance can be given that the financing will be obtained and that this acquisition will be consummated.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

Effective December 31, 2001, Somerset (formerly known as ORS Automation, Inc.) ceased conducting operations. The decision to cease operations was made prior to the year end after the Company’s two principal customers, who accounted for substantially all of the Company’s sales, canceled all orders for products in the foreseeable future and based upon the general decline in electronics manufacturing activity.

Effective January 1, 2002, the Company’s principal activity was to search for opportunities to maximize the value of its tangible and intangible assets.

On June 15, 2004, the Company, through a newly created wholly owned subsidiary, which owned no assets as of June 30, 2004, entered into an Agreement and Plan of Merger with Secure System, Inc., a New Jersey Corporation (“SSI”), which provides wireless security products and services. The closing was subject to a financing for an investment of five hundred thousand dollars ($500,000) to provide working capital to the merged company. In addition, the Company was to issue three million and four dollars ($3,000,004) of Redeemable Convertible Preferred Stock to the shareholders of the wireless company and assume five hundred five thousand dollars ($505,000) of existing indebtedness. The financing for the acquisition of the wireless security products and services company was completed on March 11, 2005 and the transaction was closed on March 11, 2005.

The Company currently generates all of its revenue from its acquisition of Secure System, Inc. The opportunity for increased revenues at Secure will result from an increase in installations at new and existing customer sites. There are approximately 6,900 accredited post secondary institutions and 5,700 hospitals that represent Secure’s primary addressable market. The recognition and need for security solutions has increased significantly in the post 9/11 environment. Secure has established a website for additional leads and marketing exposure and has increased its emphasis on indirect sales channels since the acquisition and expects that this emphasis and its direct sales efforts will result in additional installations. In addition, the

Company expects to increase its revenues through the acquisition of additional companies that it has targeted.

The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has negative working capital and does not have enough cash or other material assets to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern.

Management’s plan is to obtain outside financing and establish a source of revenues sufficient to cover its operating costs by acquiring additional companies to whom the Company will provide consulting and management services. If management is unable to obtain financing on reasonable terms, the Company could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on the Company’s business, operating results, or financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has not established an allowance for doubtful accounts to cover accounts receivable as it believes all of its receivables are fully collectible. In not establishing the allowance for doubtful accounts, the Company analyzed the ability to collect accounts that are large, none of which are currently past due. Historically, SSI has not incurred bad debt expense and that trend is anticipated to continue.

The Company’s policy is to write down inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. No such write-offs were deemed necessary.

The Company accounts for its goodwill and intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. The Company has been unable to complete the preliminary purchase price allocation review and analysis without unreasonable effort and expense but expects to complete the review and analysis by December 31, 2005. The Company has identified three categories of intangible amortizable assets – customer lists, proprietary software, and non-compete agreements.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

Revenues of $405,363 and $1,022,463 for the three and nine months ended September 30, 2005, respectively, increased by $404,363 and $1,021,463 over revenues of $1,000 during the three and nine months ended September 30, 2004. The increase in revenues for the periods was attributable to the March 11, 2005 merger with Secure System, Inc. (Note 11).

Costs and Expenses

Costs and expenses for the three and nine months ended September 30, 2005 increased to $626,082 and $1,548,124, respectively, representing a decrease of $165,520 and an increase of $437,777 over costs and expenses of $791,602 and $1,110,347 during the three and nine months ended September 30, 2004. The decrease in costs and expenses for the three month period were primarily attributable primarily to the resignation of an officer on March 10, 2005 and a corresponding reduction in compensation expense. The increases in costs and expenses for the nine month period were attributable primarily to the March 11, 2005 merger with Secure System, Inc. (Note 11).

Interest Expense

Interest expense for the three and nine months ended September 30, 2005 increased to $42,131 and $102,157, respectively, from interest expense of $19,625 and $36,018 during the three and nine months ended September 30, 2004. This increase is attributable to the interest on the promissory notes acquired with the merger with Somerset-New Jersey, as well as from the promissory notes issued in conjunction with the March 11, 2005 merger with Secure System, Inc. (Note 11).

Other Income (Expense) – Reversal of Consulting Fee

Other expense for the three months and nine months ended September 30, 2005 increased by $53,400 and $167,914 from $0 during the three and nine months ended September 30, 2004. The increase in other expense for the period was attributable to amortization of debt discount for the promissory notes issued in conjunction with the March 11, 2005 merger with Secure System, Inc. (Note 11). Other income for the three months and nine months ended September 30, 2005 increased by $0 and $193,476 from $0 during the three and nine months ended September 30, 2004. The increase in other income for the period was solely attributable to the partial return of common shares issued in connection with a non cash consulting fee incurred in 2004 in the amount of $193,476.

Dividends on Preferred Stock

Dividends on preferred stock for the three and nine months ended September 30, 2005 increased to $60,000 and $300,000, respectively, from $0 dividends during the three and nine months ended September 30, 2004. This increase is dividends attributable to the redeemable convertible preferred shares issued in conjunction with the March 11, 2005 merger with Secure System, Inc. (Note 11).

LIQUIDITY AND CAPITAL RESOURCES

Somerset is currently financing its operations primarily through cash generated by financing activities in the form of promissory notes described in Notes 4, 7 and 10.

The Company financed its business acquisition through the issuance of redeemable preferred stock and cash generated from the promissory notes described in Note 10.

At September 30, 2005, the Company had negative working capital of $978,236.

The Company’s need for capital may change dramatically as a result of any additional business acquisition or combination transaction. There can be no assurance that the Company will identify any additional suitable business, product, technology or opportunity in the future. Further, even if the Company locates a suitable target, there can be no assurance that the Company would be successful in consummating any acquisition or business consolidation on favorable terms or that it will be able to profitably manage the business, product, or technology, if acquired or otherwise engaged. Consequently, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

Management intends to ask pertinent questions of the proposed candidates or opportunities in the course of its diligence phase. Management will rely heavily on a business plan, audited financial statements and projections, and management’s views of the future. It will not devote a substantial amount of time to independently verify, via market research and other business evaluation techniques, much of the information obtained from interviews with the combination partner. Unless something comes to the attention which causes the Company to have serious concerns on the viability or integrity of the financial records and business projections, which would result in a disqualification of such candidate, a transaction would be approved by the Board of Directors.

Management’s plan is to obtain outside financing and establish a source of revenues sufficient to cover its operating costs by acquiring additional companies to whom the Company will provide consulting and management services. If management is unable to obtain financing on reasonable terms, the Company could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on the Company’s business, operating results, or financial condition.

Recent Accounting Pronouncements

In December 2004, the FASB revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” It applies in the first reporting period beginning after December 15, 2005. The adoption of Statement No. 123 (revised 2004) is not expected to have a material impact on the Company’s financial position, liquidity, or results of operations.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer who is also the Chief Financial Officer (collectively the “Certifying Officer”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

In August 2005, a private placement to an accredited investor was completed in the amount of twenty-five thousand dollars ($25,000). This investor was issued 125,000 shares of the Company’s common stock and warrants to purchase 25,000 shares of the Company’s common stock. The warrants are effective for three years and have an exercise price of $0.30 per share during the first year, $0.40 per share during the second year, and $0.50 per share during the third year. The Company has agreed to piggyback registration rights with respect to the Common Stock and the underlying warrants. This stock was issued on August 19, 2005.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

(b) Reports on Form 8K

On July 8, 2005, the Company filed an 8K pursuant to Item 3.02 based on the issuance of restricted shares.

On August 1, 2005, the Company filed an 8K pursuant to Item 8.01 based on an issued press release.

On August 19, 2005, the Company filed an 8K pursuant to Item 3.02 based on the issuance of restricted shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)

Date: November 14, 2005	By:	/s/ John X. Adiletta
John X. Adiletta,
Chief Executive Officer
Chief Financial Officer