Form 10KSB
period 2005-12-31
SOMERSET INTERNATIONAL GROUP,INC.
filed 2006-04-03
CIK 350524

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

------------------------------------------------------

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

______________________________________________________________

Commission File No.: 0-10854

___________________________________________________________

Somerset International Group, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	No. 13-27956-75
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

90 Washington Valley Road, Bedminster, New Jersey

(Address of principal executive offices)

07921	(908) 719-8909
(Zip Code)	(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer’s revenues for its most recent fiscal year: $1,539,560

As of March 31, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $596,197 based upon a last sales price on such date of $0.20.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No

As of March 31, 2006, 6,086,891 shares of the registrants Common Stock were outstanding.

Transitional Small Business Disclosure Format: Yes	No /X/

Transfer Agent as of March 31, 2006:	American Stock Transfer & Trust Co. 6201 15th Avenue Brooklyn NY 11219

PART I

Item 1. Description of Business

(a) State of Incorporation; Offices and Facilities

Somerset International Group, Inc. (“Somerset”), the registrant, was incorporated under the laws of the State of Delaware in 1968 and commenced operations in 1972. Effective December 31, 2001, Somerset (formerly known as ORS Automation, Inc.) ceased conducting operations. The decision to cease operations was made prior to the year end after our two principal customers, who accounted for substantially all of our sales, canceled all orders for products in the foreseeable future and based upon the general decline in electronics manufacturing activity. Our current activity is the acquisition of profitable and near term profitable private small and medium sized businesses that provide proprietary security products and solutions for people and enterprises – from personal safety to information security – and maximizing the profitability of our acquired entities and to act as a holding company for such entities. On July 7, 2004, we entered into a Plan and Agreement of Merger with Secure Systems, Inc., a New Jersey corporation which provides wireless security products and services. The acquisition was completed on March 11, 2005. Our executive office is located at 90 Washington Valley Road, Bedminster, New Jersey, 07921.

(b) Nature of Business

From inception through the fiscal year ended December 31, 2001, we were primarily engaged in the production and sale of computer-based vision products for automatic part alignment, machine guidance, identification, inspection, control of industrial processes and visual sensing systems for use with industrial automation equipment. These products and control systems were sold to machine manufacturers who then incorporated them into machines sold to an end user. The end users were typically automated, high volume electronic circuit and component manufacturers globally located. Our current activity is the acquisition of profitable and near term profitable private small and medium sized businesses and maximizing the profitability of our acquired entities and to act as a holding company for such entities.

(c) Corporate Developments

Due to the nature of our business, which required close working relationships with its customers, Somerset had always depended on a few major customers that could be supported by its engineering department. Our principal customer, who accounted for 69% of sales in 1999 and 73% of sales in the first three quarters of 2000 decided to manufacture in-house the products it was purchasing from us, and canceled substantially all outstanding purchase orders with us. In the third quarter of 2001, Somerset was advised by its remaining major customer and principal shareholder, Affiliated Manufacturers, Inc. (“AMI”), controlled by Elizabeth Atkinson and accounting for 21% of sales in 2000, that it did not anticipate making purchases for the remainder of 2001 and extending through 2002. Somerset was not able to replace this lost business.

Based upon these conditions, and after paying employee costs through the fourth quarter of 2001, we did not have sufficient cash to continue in operation after December 31, 2001. Thus, effective January 1, 2002, our management decided to terminate all operations. Although we maintained an administrative office, our principal function on and after January 1, 2002 was to look for opportunities to maximize the value of our tangible and intangible assets.

On October 3, 2002, pursuant to a Stock Purchase Agreement, J.R.S. Holdings LLC (“J.R.S.”) controlled by James R. Solakian and Conrad Huss, purchased from AMI the following shares: (1) 576,250 shares of Common Stock representing 6.6% of the Common Stock deemed outstanding on the date hereof; (2) 1,000,000 shares of Series A Preferred Stock representing 100% of the Series A Preferred Stock deemed outstanding on the date thereof; and (3) 12,000,000 shares of the Class A Common Stock representing 100% of the Class A Common Stock outstanding thereof. Pursuant to such Agreement, J.M.S. became our controlling shareholder.

On October 3, 2002, Mr. Edward Kornstein resigned as our sole officer and director, and James R. Solakian and Conrad R. Huss were appointed as our new officers and directors. James R. Solakian and Conrad R. Huss were appointed by the resigning directors to fill vacancies on the Board of Directors. Accordingly, no shareholder vote was taken.

On December 31, 2003, J.R.S., our principal shareholder, and Somerset International Group, Inc., a New Jersey Corporation (Somerset-NJ), controlled by John X. Adiletta and Paul Patrizio, signed a Stock Purchase Agreement whereby J.R.S would sell 526,250 shares of pre-reverse split Common Stock, 12,000,000 shares of pre-

reverse split Class A Common Stock and 1,000,000 shares of its then pre-reverse split Series A Preferred Stock. These shares, after conversion to all Common Stock and reflective of the 21:1 reverse stock split in April 2004, equaled 644,017 shares. This transaction closed in escrow on January 22, 2004, with the condition to closing that we filed Form 10KSB for the fiscal year ending December 31, 2003. This condition was completed on February 19, 2004. J.R.S. retained 2,381 Common Shares (after the reverse split), representing .2 percent of the then outstanding common shares and Somerset became our controlling shareholder, owning approximately 62 percent of our outstanding shares, as we filed the Form 10KSB and the shares were released from escrow.

On February 19, 2004, Mr. James R. Solakian and Mr. Conrad Huss resigned as our officers and directors and Paul L. Patrizio was appointed as Chairman of the Board of Directors, Principal Financial Officer and Executive Vice President and John X. Adiletta was appointed as President, Chief Executive Officer and a member of the Board of Directors of the Company. Mr. Patrizio and Mr. Adiletta were appointed by the resigning directors to fill vacancies on the Board of Directors. Accordingly, no shareholder vote was taken.

On February 27, 2004, the Board of Directors authorized us to enter into an Agreement and Plan of Merger (“Agreement”) with Somerset-NJ. Pursuant to such Agreement, Somerset-NJ would merge into us and we would be the surviving entity and the shareholders of Somerset-NJ would receive shares of our common stock.

On February 27, 2004, Somerset-New Jersey converted its Class A Common Stock and Series A Preferred Stock into an equal number of shares of our Common Stock. At such time our Board approved a 21 to 1 reverse stock split of all of our common shares which was effectuated in April 2004.

On July 1, 2004, we completed the merger with Somerset-NJ. Pursuant to the Agreement, the shareholders of Somerset-NJ were issued a total of four million sixty-three thousand eight hundred eighty-four shares (4,063,884) of our Common Stock which were valued at $609,583, in exchange for all of the shares of Somerset-NJ stock. Pursuant to the Merger Agreement, Somerset-NJ was merged with and into us, and we were surviving corporation. Somerset-NJ has the strategic objective of acquiring profitable and near term profitable private small and medium sized businesses and maximizing the profitability of its acquired entities.

(d)	Acquisition of Secure Systems, Inc.

On July 7, 2004, we executed an Agreement and Plan of Merger with Secure Systems, Inc., a New Jersey corporation which provides wireless security products and services. The closing was subject to a financing of five hundred thousand dollars ($500,000) to provide working capital to the merged company. In addition, we agreed to issue three million four dollars ($3,000,004) of Redeemable Convertible Preferred Stock to the shareholders of the wireless company and assume five hundred five thousand dollars ($505,000) of existing indebtedness. The financing for this transaction was completed on March 11, 2005, and the merger closed on March 11, 2005.

Pursuant to the Agreement and Plan of Merger (the “Agreement”) between us, Secure System, Inc. (“Secure” or “SSI”), a New Jersey corporation; and SECSYS Acquisition Corp. (“SECSYS”), a New Jersey corporation and our wholly owned subsidiary, Secure merged into SECSYS and as the surviving entity of the merger became our wholly owned subsidiary. In consideration for the acquisition of all of the outstanding shares of Secure, we paid a total of $500,000 to Secure to be used as working capital and issued a total of 3,000,004 shares of our Series A Convertible Preferred Stock to the shareholders of Secure. These shares of Preferred Stock are convertible into shares of our common shares at the option of the shareholder at the conversion rate of $1.00 per share until January 15, 2006 and $.90 per share thereafter.

The acquisition was financed through a short term bridge financing of $504,000. Pursuant to the terms of the offering, we had a minimum raise of $500,000 and a maximum raise of $700,000. As of March 11, 2005, we raised the minimum of $500,000 and these proceeds were distributed to Secure as part of that transaction. Each of the investors in this financing received six (6) month notes with a twelve (12%) percent annual interest rate. For each dollar invested, an investor received a note for a dollar repayable in full six months from the date of the note and one share of our common stock. In addition, the notes are convertible, at the option of the holder, into shares of common stock at the price of $0.25 per share. Consequentially, we issued a total of 504,000 shares to these investors. Such notes were due and payable September 11, 2005. We had requested a ninety day extension on such notes and we received approval from all of the noteholders. Although the ninety day extension has passed as of March 28, 2006, none of the noteholders has declared a default and we intend to repay any unconverted notes through the proceeds of additional financings.

(e) 2005 Revenues

Somerset had revenues of $1,539,560 in fiscal 2005.

(f) Patents and Trademarks

Somerset retained its patents and other intellectual property, which is carried at a zero basis.

Somerset holds United States Patent No. 3,877,019, titled “Photo-measuring Materials Device for Computer Storage of Photographic and Other Materials”, granted April 8, 1975; No. 3,908,078, titled “Method and Apparatus for Digital Recognition of Objects Particularly Biological Materials”, granted September 23, 1975; No. 4,613,269, titled “Robotic Acquisition of Objects By Means Including Histogram Techniques”, granted September 23, 1986 and No. 4,642,813, titled “Electro-Optical Quality Control Inspection of Elements on a Product”, granted February 10, 1987. Although Somerset relied primarily on its technological know-how and expertise in the field of machine vision, some products were nevertheless based, in part, on the technology underlying these patents. No assurance can be given as to the validity and scope of the protection provided by these patents.

Somerset holds and used several registered trademarks. “ORS” was used as a general identifying symbol in respect of its Products. “i-bot” was used in conjunction with systems when adapted for use with industrial robots and the related electronic grippers. “FLEXVISION” identified a flexible image computer. The alignment products were identified by “i-lign” and circuit board inspection systems were identified by “i-flex”. Somerset has also copyrighted critical software.

(g) Employees

As of March 31, 2006, Somerset has 1 employee and Secure has 19 employees. These employees include 6 in manufacturing and engineering, 1 in sales and marketing, 9 in service and installation, and 4 in administration. No employees are currently covered under collective bargaining agreements.

Item 2. Description of Property

Somerset executive office is located at 90 Washington Valley Road, Bedminster, New Jersey, 07921. The Company leases such space on a month to month basis.

Item 3. Legal Proceedings

The Company is not presently parties to any litigation, nor to the Company’s knowledge and belief is any litigation threatened or contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

On October 15, 1986, Somerset’s common stock was delisted from NASDAQ for failure to meet the minimum capital and surplus requirements of the NASD By-Laws. Since there were no market makers for Somerset’s stock, trading, if any, has been sporadic. There were no public stock transactions during 2003 and 2002.

On November 10, 2004, the Company was notified that it had received clearance from the National Association of Securities Dealers (“NASD”) to have its Common Stock quoted on the Over the Counter (“OTC”) Bulletin Board.

Our common stock is currently traded on the OTC Bulletin Board under the symbol “SOSI.” Our common stock has been quoted on the OTC Bulletin Board since November 10, 2004. The following table sets forth the range of high and low bid quotations for the last 21 days of calendar year 2004, for each quarter of calendar year 2005, and the first quarter of calendar year 2006 up to March 31, 2006. These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Year	Period	High	Low
2004	Fourth - twenty one (21) trading days in calendar 2004 subsequent to the Company’s listing on the OTC Bulletin Board on November 10, 2004	$0.25	$0.10
2005	First	$0.35	$0.10
2005	Second	$0.40	$0.20
2005	Third	$0.20	$0.20
2005	Fourth	$0.25	$0.18
2006	First	$0.24	$0.16

As of December 31, 2005, there were approximately 567 holders of record of Somerset’s common stock.

Dividends

Somerset has neither declared nor paid any dividends on its shares of Common Stock and has declared dividends on its Series A Convertible Preferred in accordance with the terms of the Certificate of Designations. Any future declaration and payment of dividends will depend on the earnings and financial position of Somerset and such other factors as the Board of Directors deems relevant.

Warrants

As of March 28, 2006, 75,000 warrants have been issued to three warrant holders. The warrant holders are entitled to purchase fully paid and nonassessable shares of the our common stock, $.001 par value per share at a per share purchase price in the following manner: 65,000 exercisable at $.30 if exercised within the twelve months from June 14, 2005, the date of the warrant; $.40 if exercised within 12 months to 24 months from the date of the warrant; and $.50 if exercised within 24 months to 36 months from the date of the warrant. The warrants may be exercised in full or in part (but not of a fractional share) by the holder. In addition, the 5,000 warrants are exercisable at $.20 per share for a period of five years and 5,000 warrants are exercisable at $.18 per share for a period of five years.

Stock Option Grants

There are no options to purchase our securities outstanding. We may in the future establish an incentive stock option plan for our directors, employees and consultants.

Item 6. Management’s Discussion of Financial Condition and Results of Operations

This Annual Report on Form 10-KSB include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates,” “may,” “will,” “likely,” “could” and words of similar import. Such statements include statements concerning the Company’s business strategy, operations, cost savings initiatives, future compliance with accounting standards, industry, economic performance, financial condition, liquidity and capital resources, existing government regulations and changes in, or the failure to comply with, governmental regulations. All statements in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding Somerset statements regarding future sales and its efforts to attract new customers for its products and develop new products. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including, but not limited to, uncertainties relating to technologies, product development, our ability to generate sufficient cash from operations or from investors or lenders to fund product development and sales and marketing efforts needed to attract new customers, operations, manufacturing, market acceptance, cost and price of Somerset products, ability to attract new customers, regulatory approvals, competition, intellectual property of others, and patent protection and litigation. The Company’s actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified elsewhere in this Annual Report on Form 10-K. Somerset expressly disclaims any obligation or undertaking to release publicly any updated or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

The table below presents selected financial data for Somerset for the past two years.

Results of Operations
For The Year Ended December 31,	2005	2004

Sales	$1,539,560	$1,000

Expenses	2,262,127	1,163,475

Loss From Operations	(722,567)	(1,162,475)

Net Loss	(1,396,260)	(1,221,778)

Basic Loss per Common Share	$(0.27)	$(0.37)

Financial Position at
December 31,	2005	2004

Total Assets	$4,010,961	$115

Total Liabilities	2,159,792	500,512

Shareholders Equity(Deficit)	$(1,494,637)	$(500,397)

General

Effective December 31, 2001, we ceased conducting operations. The decision to cease operations was made prior to the year end after our two principal customers, who accounted for substantially all of our, canceled all orders for products in the foreseeable future and based upon the general decline in electronics manufacturing activity.

Effective January 1, 2002, our principal activity was to search for opportunities to maximize the value of its tangible and intangible assets. Our current activity is the acquisition of profitable and near term profitable private small and medium sized businesses that provide proprietary security products and solutions for people and enterprises – from personal safety to information security – and maximizing the profitability of our acquired entities and to act as a holding company for such entities. On July 7, 2004, we entered into an Agreement and Plan of

Merger with a Secure Systems, Inc. which provides wireless security products and services. The closing was subject to a financing for an investment of five hundred thousand dollars ($500,000) to provide working capital to the merged company. In addition, we issued three million and four dollars ($3,000,004) of Redeemable Convertible Preferred Stock to the shareholders of Secure Systems and assumed five hundred five thousand dollars ($505,000) of existing indebtedness plus accrued interest. The financing for the acquisition was completed on March 11, 2005, and the merger was closed on March 11, 2005.

Critical Accounting Policies and Estimates

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

We have not established an allowance for doubtful accounts on our accounts receivable. In not establishing the allowance for doubtful accounts, we analyzed the ability to collect accounts that are large, none of which are currently past due. Historically, SSI has not incurred bad debt expense and that trend is anticipated to continue.

We write down inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

We account for our goodwill and intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology.

The Company currently generates all of its revenue from its acquisition of Secure System, Inc. The opportunity for increased revenues at Secure will result from an increase in installations at new and existing customer sites. There are approximately 6,900 accredited post secondary institutions and 5,700 hospitals the represent Secure’s primary addressable market. The recognition and need for security solutions has increased significantly in the post 9/11 environment. Secure has established a website for additional leads and marketing exposure and has increased its emphasis on indirect sales channels since the acquisition and expects that this emphasis and its direct sales efforts will result in additional installations. In addition, the Company expects to increase its revenues through the acquisition of additional companies that it has targeted.

Revenues

Revenues of $1,539,560 for the year ended December 31, 2005 increased by $1,538,560 over revenues of $1,000 during the year ended December 31, 2004. The increase in revenues for the periods was attributable to the March 11, 2005 merger with Secure System, Inc. Revenues for Secure, on a proforma basis, decreased $178,538 for the twelve months ended December 31, 2005 as compared to the twelve months ended December 31, 2004. This was primarily attributable to a decrease in Equipment Sales and Installation Revenues of $517,700 for the twelve months ended December 31, 2005 offset by an increase in Maintenance Revenues of $328,370 and Subscription Revenues of $10,792 for the same period.

Costs and Expenses

Costs and expenses for the year ended December 31, 2005 increased to $2,262,137, representing an increase of $1,098,662 over costs and expenses of $1,163,475 during the year ended December 31, 2004. The increases in costs and expenses for the twelve month period were attributable primarily to the March 11, 2005 merger with Secure System, Inc.

Interest Expense

Interest expense for the year ended December 31, 2005 increased to $144,681, from interest expense of $36,517 during the year ended December 31, 2004. This increase is attributable to the interest on the promissory notes acquired with the merger with Somerset-New Jersey, as well as from the promissory notes issued in conjunction with the March 11, 2005 merger with Secure System, Inc.

Other Income (Expense)

Other expense for the year ended December 31, 2005 increased by $253,292 from $59,303 during the year ended December 31, 2004. The increase in other expense for the period was attributable to amortization of debt discount, $145,128, and an increase in interest expense, $108,164, for the promissory notes issued in conjunction with the March 11, 2005 merger with Secure System, Inc.

Dividends on Preferred Stock

Dividends on preferred stock for the year ended December 31, 2005 increased to $359,748 from $0 dividends during the year ended December 31, 2004. This increase is dividends attributable to the redeemable convertible preferred shares issued in conjunction with the March 11, 2005 merger with Secure System, Inc.

Net (Loss)

Net Loss for the year ended December 31, 2005 increased by $174,482 to $1,396,260 from $1,221,778 during the year ended December 31, 2004. The increase in net loss is primarily due to an increase in revenues of $1,539,560 for the period that were attributable to the March 11, 2005 merger with Secure System, Inc. and reduced by an increase in costs and expenses for the year of $1,098,662 that were also primarily attributable to the March 11, 2005 merger with Secure System, Inc. The increase in costs and expenses was partially reduced due to a decrease in general and administrative expenses of $226,497 due primarily to lower consulting fees for the year.

Liquidity and Capital Resources

We are currently financing our operations primarily through cash generated by financing activities in the form of promissory notes and equity investments. We financed our business acquisition through the issuance of redeemable preferred stock and cash generated from the promissory notes.

We completed the Secure merger by obtaining a short term bridge financing of $504,000. Pursuant to the terms of the offering, we had a minimum raise of $500,000 and a maximum raise of $700,000. As of March 11, 2005, we raised the minimum of $500,000 and these proceeds were distributed to Secure as part of that transaction. Each of the investors in this financing received six (6) month notes with a twelve (12%) percent annual interest rate. For each dollar invested, an investor received a note for a dollar repayable in full six months from the date of the note and one share of our common stock. In addition, the notes are convertible, at the option of the holder, into shares of common stock at the price of $0.25 per share. Consequentially, we issued a total of 504,000 shares to these investors. Such notes were due and payable September 11, 2005. We had requested a ninety day extension on such notes and we received approval from all of the noteholders. Although the ninety day extension has passed as of March 28, 2006, none of the noteholders has declared a default and we intend to repay any unconverted notes through the proceeds of additional financings.

At December 31, 2005, the Company had negative working capital of $1,048,926, and a stockholder deficit of $1,494,637. It is for these factors that our auditors have issued an explanatory paragraph with regard to our ability to continue as a going concern.

We plan to establish a source of revenues sufficient to cover our operating costs by acquiring additional companies that are generating positive cash flows from operating activities either at acquisition or projected to do so in the future , thereby furthering the objective of becoming profitable and generating positive cash flow from operating activities on a consolidated basis. The funds needed to continue operations over the next twelve months will be raised from accredited investors and/or institutional investors as in the previous financings. During this period, the Company will reduce or defer expenses until such time as the capital is available.

Our need for capital may change dramatically as a result of any additional business acquisition or combination transaction. There can be no assurance that we will identify any additional suitable business, product, technology or opportunity in the future. Further, even if we locate a suitable target, there can be no assurance that we would be successful in consummating any acquisition or business consolidation on favorable terms or that we will be able to profitably manage the business, product, or technology, if acquired or otherwise engaged. The Company intends to acquire cash flow positive companies of such size or number that will allow it to continue as a going concern. If we are unable to obtain debt and/or equity financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. Consequently, there is substantial doubt about our ability to continue to operate as a going concern.

Management intends to ask pertinent questions of the proposed candidates or opportunities in the course of its diligence phase. Management will rely heavily on a business plan, financial statements and projections, and management’s views of the future. Unless something comes to management’s attention, as a result of its review of the proposed candidate’s audited financial statements, which causes us to have serious concerns on the viability or integrity of the financial records and business projections, which would result in a disqualification of such candidate, a transaction would be approved by the Board of Directors. When a transaction requires shareholder approval, a shareholder meeting must be held and a shareholder vote taken. A proxy statement would be mailed to each shareholder informing them of the meeting and requesting their vote. However, in lieu of holding a meeting, a majority of shareholders may sign a Shareholder’s Resolution approving of such transaction. If a meeting is not held, an information statement must be mailed to all of its shareholder’s informing them of the action taken by the majority shareholders.

Item 7. Financial Statements and Supplementary Data

Financial Statements and schedules filed herewith are listed in the table of contents to the financial statements on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005 (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are effective to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Part III

Item 9. Directors and Executive Officers of the Registrant

On February 12, 2004, two directors of the Company, James R. Solakian and Conrad R. Huss, resigned as directors of the Company. On February 12, 2004, John X. Adiletta and Paul L Patrizio were named new directors and officers of the Company. Effective March 10, 2005, Mr. Patrizio resigned as a director.

The directors and executive officers of the Company are:

Name	Positions with registrant and age as of March 28, 2005	Has served as director since

John X. Adiletta	President, Chief Executive Officer, Director, 57	February, 2004

John X. Adiletta, President, Chief Executive Officer and a member of the Board of Directors of the Company since February 12, 2004, at which time Somerset International Group Inc., a New Jersey corporation 45% owned by Mr. Adiletta purchased the majority of the controlling stock held by J.R.S. Holdings L.L.C. Mr. Adiletta is a senior executive with over 35 years of multi-functional experience in the telecommunication services, mobile and modular facilities leasing, and vehicle leasing industries. Mr. Adiletta currently serves on the Board of Directors of DataWave Systems, Inc., a publicly traded company, and Output Services Group, Inc., a privately held company.

Term of Office:

Our sole director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings:

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with 16(A) of the Exchange Act:

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, all reports required to be filed were timely filed in fiscal year ended December 31, 2005.

Code of Ethics:

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 10. Executive Compensation

The following summary compensation table sets forth all compensation paid by Somerset during the fiscal years ended December 31, 2005, 2004 and 2003 in all capacities for the accounts of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Name and Principal Position		Year	Annual Compensation	Restricted Stock Awards

John X. Adiletta, CEO	(4) (5)	2005	$290,000	0
		2004	$197,039	0

Paul L. Patrizio	(1) (4)	2005	$0	0
		2004	$194,211	0

Edward Kornstein	(2)	2003	---	0

James R. Solakian,	(3)	2004	---	0
		2003	---	0

(1)	Paul L. Patrizio resigned as Executive Vice President, Principal Financial

Officer, Secretary and Director on March 11, 2005

(2)	Edward Kornstein resigned as Principal Officer and Director on October 3, 2002.
(3)	James R. Solakian resigned as Principal Officer and Director on February 12, 2004.
(4)

In 2004, John X. Adiletta and Paul Patrizio were entitled to salaries of $250,000 in accordance with their employment agreements dated January 6, 2004. On December 31, 2004, Mssrs. Adiletta and Patrizio signed an agreement waiving their salary and other expenses for the period from October 1, 2004 through March 31, 2005. On October 4, 2004, we issued 200,000 shares of our restricted common stock to both Mr. Patrizio and Mr. Adiletta. These shares were issued for accrued salary of $100,000 and were valued at $.50 per share. This accrued salary was for approximately 4.8 months based on their salaries of $250,000 for the year.

(5)

In 2005, John X. Adiletta was entitled to a salary of $275,000 and a bonus of $75,000 in accordance with his employment agreement dated January 6, 2004. On December 31, 2004, Mssrs. Adiletta and Patrizio signed an agreement waiving their salary and other expenses for the period from October 1, 2004 through March 31, 2005. On December 31, 2005, we issued 300,000 shares of our restricted common stock to Mr. Adiletta. These shares were issued for accrued salary of $150,000 and were valued at $.50 per share. This accrued salary was for approximately 6.5 months based on his salary of $275,000 for the year.

John X. Adiletta, our President and CEO, entered into an employment Agreement with Somerset-NJ in January 2004, pursuant to which he currently receives a base salary of $250,000 (subject to a minimum upward adjustment of 10% annually). Pursuant to our merger with Somerset-NJ we assumed the obligations set forth in the employment agreement. Mr. Adiletta is also eligible for such bonus compensation as may be determined by the Board of Directors from time to time, as well as a bonus of five percent (5%) of the earnings before interest, depreciation, and amortization based on our audited consolidated results. The employment agreement terminates on December 31, 2009. The agreement contains non-competition and termination non-solicitation provisions which survive the termination of Mr. Adiletta’s employment for one year. In the event of termination of employment without cause, the agreement provides that we shall: (1) pay Mr. Adiletta severance equaling the greater of the balance of the term of the agreement or one year’s salary, (2) provide to Mr. Adiletta certain medical (including disability) and vacation benefits; and (3) within 3 months of termination, pay to Mr. Adiletta an amount equal to the bonus paid to Mr. Adiletta in the preceding year under the agreement. In the event of a change of control, as defined in the agreement, Mr. Adiletta may at his election, at any time within one year after such event, terminate the agreement with 60 days prior written notice. Upon such termination, Mr. Adiletta is entitled to: (1) a lump-sum severance payment equal to 200% of Mr. Adiletta’s annual salary rate in effect as of the termination, or if greater, such rate in effect immediately prior to the change in control of Somerset, (2) an amount equal to 200% of his bonus for the previous year; and (3) for a eighteen (18) month period after such termination certain disability, accident and group health insurance benefits.

Directors do not receive any monetary remuneration for their services as such.

The Company does not have a pension plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of the shares of Somerset’s voting stock owned as of March 28, 2006 by all persons known to Somerset who own more than 5% of the outstanding number of such shares, by all directors of Somerset, and by all officers and directors of Somerset as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name	Number of Shares Beneficially Owned	Percent of Class

Common	John X. Adiletta c/o 90 Washington Valley Road Bedminster, New Jersey 09721	2,589,848	42.48%

Common	Paul L. Patrizio (1) c/o 90 Washington Valley Road Bedminster, New Jersey 0792	1,000,000	16.40%

Voting	All Directors and Officers as a group	2,589,848	42.48%

(1) This amount reflects the return of 1,289,848 shares as described in Note 7.

Item 12. Certain Relationships and Related Transactions

On October 3, 2002, pursuant to a Stock Purchase Agreement, J.R.S. Holdings LLC (“J.R.S.”) controlled by James R. Solakian and Conrad Huss, our former officers and directors, purchased from AMI the following shares: (1) 576,250 shares of Common Stock representing 6.6% of the Common Stock deemed outstanding on the date hereof; (2) 1,000,000 shares of Series A Preferred Stock representing 100% of the Series A Preferred Stock deemed outstanding on the date thereof; and (3) 12,000,000 shares of the Class A Common Stock representing 100% of the Class A Common Stock outstanding thereof. Pursuant to such Agreement, J.R.S. became our controlling shareholder. We are not aware of the purchase price paid for these shares.

On December 31, 2003, J.R.S., our principal shareholder, and Somerset International Group, Inc., a New Jersey Corporation (Somerset-N) controlled by John X. Adiletta and Paul Patrizio, signed a Stock Purchase Agreement whereby J.R.S would sell 526,250 shares of pre-reverse split Common Stock, 12,000,000 shares of pre-reverse split Class A Common Stock and 1,000,000 shares of its then pre-reverse split Series A Preferred Stock. The purchase price for these shares was $125,000. These shares, after conversion to all Common Stock and reflective of the 21:1 reverse stock split in April 2004, equaled 644,017 shares. This transaction closed in escrow on January 22, 2004, with the condition to closing that we filed Form 10KSB for the fiscal year ending December 31, 2003. J.R.S. retained 2,381 Common Shares (after the reverse split), representing .2 percent of the then outstanding common shares and Somerset became our controlling shareholder, owning approximately 62 percent of our outstanding shares, as we filed the Form 10KSB and the shares were released from escrow. Prior to the acquisition of our shares, Somerset-NJ had no relationship with us and our name at that time of the acquisition was ORS Automation, Inc. Pursuant to the acqusition, Somerset NJ became our principal shareholder and we changed our name to Somerset International Group, Inc. (Delaware)

On February 27, 2004, we entered into an Agreement and Plan of Merger with Somerset-NJ, which closed on July 1, 2004, and issued a total of 4,063,823 shares of our common stock valued at $609,583, to the shareholders of Somerset-NJ in exchange for all of the issued and outstanding shares of Somerset-NJ. John X. Adiletta, currently our sole officer and director, and Paul Patrizio, formerly our Chief Financial and Director, were the principal shareholders of both us and Somerset-NJ at the time of the merger and each received 1,800,000 shares of our common stock pursuant to the merger.

In April 2004, Somerset-New Jersey converted its Class A Common Stock and Series A Preferred Stock into an equal number of shares of the Company’s Common Stock. The Company then effected a 21 to 1 reverse stock split of all of its common shares.

On September 30, 2004, we approved the issuance of 200,000 shares of restricted common stock to Paul Patrizio and 200,000 shares of restricted common stock to John X. Adiletta. These shares are being issued based on the conversion of $100,000 in accrued compensation owed to Paul Patrizio and to John X. Adiletta at the rate of $0.50 per share. This is based upon annual salaries of $250,000 for each officer. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On March 10, 2005, our former officer and director Paul Patrizio agreed to return shares totaling 1,289,848, which were valued at $193,476, pursuant to the terms of his resignation as an officer and director of the Company.

The stockholder note payable was $620,487 at June 30, 2005. The note plus accrued interest matured on December 31, 2001. On July 1, 2004, the Company amended the note to add accrued interest through June 30, 2004 of $266,855 to the principal amount of $503,602. The new principal amount of the note was repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including annual interest at 10% beginning March 1, 2006 and ending July 1, 2009

On December 31, 2005, we approved the issuance of 300,000 shares of restricted common stock to John X. Adiletta. These shares were issued based on the conversion of $150,000 in accrued compensation owed to John X. Adiletta at the rate of $0.50 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

PART IV

Item 13. Exhibits List and Reports on Form 8-K

(a) Reports on Form 8-K and Form 8K-A

On March 11, 2005, the Company filed a Form 8K to disclose that it had completed its approved Agreement and Plan of Merger (the “Agreement”) between the Company; Secure System, Inc. (“Secure” or “SSI”), a New Jersey corporation; and SECSYS Acquisition Corp. (“SECSYS”), a New Jersey corporation and wholly owned subsidiary of the Company, Secure merged into SECSYS and as the surviving entity of the merger became a wholly owned subsidiary of the Company and that on March 10, 2005, Paul Patrizio, resigned from the Board of Directors and as Executive Vice President, Principal Financial Officer and Secretary.

On April 6, 2005, the Company filed a Form 8K to disclose that it had approved the issuance of 60,000 shares of restricted common stock to Anslow & Jaclin, LLP for legal services rendered and 2,500 shares of restricted common stock to Woodland Group, Inc. for services rendered. In addition, the Company approved the issuance of 20,000 shares of common stock to Hudson Valley Capital Management, LLC for a $20,000 investment made pursuant to the Private Placement Memorandum dated January 2005. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933..

On May 9, 2005, the Company filed a Form 8K-A to disclose that pursuant to the Agreement, Secure merged into SECSYS and as the surviving entity of the merger became a wholly owned subsidiary of the Company. In consideration for the acquisition of all of the outstanding shares of Secure, the Company paid a total of $500,000 to Secure to be used as working capital and issued a total of 3,000,004 shares of its Series A Convertible Preferred Stock to the shareholders of Secure.

On June 23, 2005, the Company filed a Form 8K that the Company had entered into a letter of intent to acquire 100% of the stock of a New England based Systems Integrator & Value Added Reseller that serves the information life cycle technology market (the flow of information within a corporation from inception to archive) which concentrates its sales efforts on large and medium size corporate and institutional end-users with complex business and technology needs as well as Information Technology (“IT”) resellers throughout North America.

On July 8, 2005, the Company filed a Form 8K that the Company had approved the issuance of 125,000 shares of restricted common stock to the Richard M. Lilly Revocable Trust for a $25,000 investment made pursuant to a Stock Purchase Agreement with the Company dated June 14, 2005. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On August 1, 2005, the Company filed a Form 8K that the Company had issued a press release announcing that Secure System, Inc., a subsidiary of Somerset International Group, Inc. and a leading provider of wireless security solutions to the educational and healthcare industries, announced today that it had made significant progress in its marketing efforts by signing four companies to Reseller Agreements during the quarter.

On August 19, 2005, the Company filed a Form 8K that the Company had approved the issuance of 125,000 shares of restricted common stock to Thomas J. Fellig for a $25,000 investment made pursuant to a Stock Purchase Agreement with the Company dated August 16, 2005. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933 and that the Company approved the issuance of 1,250 shares of restricted common stock to the Trust for Family of Peter J. Renzuli for services rendered by Peter Renzulli. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On October 26, 2005, the Company filed a Form 8K that the Company had approved the issuance of 75,000 shares of restricted common stock to the Richard M. Lilly Revocable Trust for a $15,000 investment made pursuant to a Stock Purchase Agreement with the Company dated October 25, 2005. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933 and that the Company approved the issuance of 12,623 shares of restricted common stock to Richard Lappin based on the conversion of his 12,623 shares of Series A Redeemable Convertible

Preferred Stock. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On December 27, 2005, the Company filed a Form 8K that the Company had, by a vote of a majority of its holders of Series A Convertible Preferred Stock, approved an amendment to its Articles of Incorporation by modifying the Certificate of Designations of its Series A Convertible Preferred Stock effective January 15, 2006.

On January 6, 2006, the Company filed a Form 8K that on December 31, 2005, the Company had approved the issuance of 300,000 shares of restricted common stock to John X. Adiletta. These shares are being issued based on the conversion of $150,000 in accrued compensation owed to John X. Adiletta at the rate of $0.50 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

(b) Exhibits

Method of Filing	Exhibit No.	Exhibits

Incorporated by reference to Form 8-K, dated April 29, 1991.	2(a)	Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code, dated April 8, 1991

Incorporated by reference to Exhibit 2(b) to Form 10KSB, for the year ended December 31, 1992.	2(b)	Order Closing Case and Issuing Final Decree Pursuant to 11 U.S.C. Section 350(a) and Bankruptcy Rules 3022 and 5009, dated September 1, 1992

Incorporated by reference to Exhibit 3(a) to Form S-1, File No. 2-70609.	3(a)	Certificate of Incorporation of ORS Automation, Inc. as amended through December 29, 1980.

Incorporated by reference to Exhibit 3(b) to Form S-1, File No. 2-70609.	3(b)	By-Laws of ORS Automation, Inc.

Incorporated by reference to Exhibit 3 to Form 10-Q for the Quarter ended June 30, 1983.	3(c)	Certificate of Amendment of Certificate of Incorporation of ORS Automation, Inc. filed with the Secretary of State of Delaware on May 27, 1983.

Incorporated by reference to Exhibit 3(d) to Form 10-K, for the Year ended December 31, 1991.	3(d)	Certificate of Amendment of Certificate of Incorporation of ORS Automation, Inc. filed with the Secretary of State of Delaware on May 30, 1985.

Incorporated by reference to Exhibit 3(e) to Form 10-K, for the Year ended December 31, 1991.	3(e)	Certificate of Designations of The Preferred Stock of ORS Automation, Inc. filed with the Secretary of State of Delaware on December 30, 1986.

Incorporated by reference to Exhibit 3(f) to Form 10-K, for the Year ended December 31, 1991.	3(f)	Certificate of Reorganization and Amendment Pending Confirmation of Plan of Reorganization of ORS Automation, Inc. filed with the Secretary of State of Delaware on December 30, 1986.

Incorporated by reference to Exhibit 10(a) to Form 10-K, for the Year ended December 31, 1991.	10(a)	Lease by and between ORS Automation, Inc. and SLM II, dated June 28, 1991.

Incorporated by reference to Exhibit 10(b) to Form 10KSB, for the year ended December 31, 1992	10(b)	Amendment “B” to Lease by and between ORS Automation, Inc. and SLM II dated May 22, 1992.

Incorporated by reference to Exhibit 10(c) to Form 10KSB, for the year ended December 31, 2000	10(c)	Amendment “F” to Lease by and between ORS Automation, Inc. and SLM II dated July 7, 2000.

Incorporated by reference to Exhibit 10 (d) to Form 13 D, for the year ended December 31, 2002	10 (d)	Schedule 13D by and between ORS Automation, Inc. and J.R.S. Holdings, Inc. dated October 31, 2002

Exhibit filed with Form 10 KSB For the year ended December 31, 2003	10 (e)	STOCK PURCHASE AGREEMENT dated December 31, 2003 between J.R. S. Holdings, LLC and Somerset International Group, Inc.

	14	Code of Ethics

	31.1	Certification of John X. Adiletta pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of John X. Adiletta pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

Audit Fees

For the Company's fiscal years ended December 31, 2005 and December 31, 2004, the Company was billed approximately $78,995 and $16,040 respectively for professional services rendered for the audit and review of its financial statements.

Tax Fees

For the Company’s fiscal year ended December 31, 2004, the Company incurred $1,200 for preparation of its corporate income tax returns.

All Other Fees

The Company incurred fees related to other services rendered by its principal accountant for the fiscal years ended December 31, 2005 and 2004 of $43,660 and $4,550 respectively. These fees were primarily for review of the Company's pending SB-2.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)

Date: March 31, 2006	By:	/s/	John X. Adiletta
John X. Adiletta,
Chief Executive Officer

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

CONTENTS TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet	F-3
December 31, 2005

Consolidated Statements of Operations

For the Years Ended December 31, 2005 and 2004	F-4

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2005 and 2004	F-5

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005 and 2004	F-7

Notes to Consolidated Financial Statements	F-10 - F-23

F-1

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of:

Somerset International Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Somerset International Group, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Somerset International Group, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the consolidated financial statements, the Company had net losses for the years ended December 31, 2005 and 2004 of approximately $1,037,000 and $1,222,000, respectively, an accumulated deficit of approximately $27,800,000 and a stockholders' deficit of approximately $1,495,000 as of December 31, 2005 and the Company utilized net cash in operating activities of approximately $356,000 for the year ended December 31, 2005. In addition, at December 31, 2005, the Company had a working capital deficit of $1,049,000. The Company will require financing to fund its current operations and will require additional financing to acquire or develop other business opportunities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, P.C.

Somerville, NJ
March 23, 2006

F-2

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

ASSETS
Current Assets:
Cash	$41,487
Accounts receivable	202,249
Inventories	339,933
Prepaid expenses	29,624
Deposits	9,554
Total Current Assets	622,847

Property and equipment, net	16,826

Other Assets:
Non compete covenant, net	138,779
Customer Lists, net	877,164
Software, net	154,989
Goodwill	2,200,355
Total other assets	3,371,287
TOTAL ASSETS	$4,010,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$409,885
Promissory notes payable	899,000
Stockholder note payable, current maturities	132,470
Employment contracts payable, net	44,117
Accrued interest payable	130,574
Deferred revenue Officer advance	21,370 34,357
Total Current Liabilities	1,671,773
Stockholder note payable, net
of current maturities	488,017

TOTAL LIABILITIES	2,159,790

Convertible redeemable preferred stock	3,345,807

Stockholders’ Deficit:

Common Stock, 200,000,000 shares authorized,	5,637
$.001 par value, 5,636,891 shares issued and
outstanding

Capital in excess of par value	26,293,213
Accumulated deficit	(27,793,487)

Total Stockholders’ Deficit	(1,494,637)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,010,960

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenues
Equipment Sales	$419,928	$--
Installation Revenues	365,243	--
Subscription Revenues	190,324	1,000
Maintenance Revenues	564,065	--

Total revenues	1,539,560	1,000

Costs and expenses
Material cost of systems sold	162,719	--
Overhead cost	212,732	--
Install and service costs	505,696	--
Engineering and development	120,867	--
Selling and marketing expense	102,805	--
Gen and admin expense	941,369	1,163,475
Depreciation expense	12,089	--
Amortization expense	203,850	--

Total costs and expenses	2,262,127	1,163,475

(Loss) from operations	(722,567)	(1,162,475)

Other (Expense)
Amortization of debt discount	(167,914)	(22,786)
Interest expense	(144,681)	(36,517)
Total other (expense)	(312,595)	(59,303)

(Loss) before
income taxes	(1,035,162)	(1,221,778)

Provision for income taxes	1,350	--

Net (Loss)	(1,036,512)	(1,221,778)

Dividends on preferred stock	359,748	--

Net loss attributable to
Common stockholders	$(1,396,260)	$(1,221,778)

Basic and diluted loss per common share	$(0.27)	$(0.37)

Weighted Average Number of
Common Shares	5,262,603	3,275,817

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	PREFERRED STOCK		COMMON STOCK		CLASS A-COMMON STOCK		CAPITAL IN		TOTAL STOCKHOLDERS’
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	EXCESS OF PAR	ACCUMULATED DEFICIT	EQUITY (DEFICIT)

Balance at December 31, 2003	1,000,000	$10,000	417,113	$417	12,000,000	$42,000	$25,001,330	$(25,050,449)	$3,298

Net Loss	-	-	-	-	-	-	-	(1,221,778)	(1,221,778)

Conversion of Preferred Stock	(1,000,000)	(10,000)	47,619	48	-	-	9,952	-	-

Conversion of Class A Common Stock	-	-	571,429	571	(12,000,000)	(42,000)	41,429	-	-

Issuance of Common Stock for deferred debt discount	-	-	200,000	200	-	-	29,800	-	30,000

Issuance of Common Stock	-	-	4,063,884	4,064	-	-	605,519	-	609,583
for consulting

Issuance of Common Stock	-	-	400,000	400	-	-	199,600	-	200,000
for compensation

Payment to prior majority owner	-	-	-	-	-	-	-	(125,000)	(125,000)

Issuance of Common Stock for deferred debt discount	-	-	-	-	-	-	3,500	-	3,500

Balance at December 31, 2004	-	$-	5,700,044	$5,700	-	$-	$25,891,130	$(26,397,227)	$(500,397)

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	PREFERRED STOCK		COMMON STOCK		CLASS A COMMON STOCK		CAPITAL IN		TOTAL STOCKHOLDERS’
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	EXCESS OF PAR	ACCUMULATED DEFICIT	EQUITY (DEFICIT)

Balance at December 31, 2004	-	$-	5,700,044	$5,700	-	-	$25,891,130	$(26,397,227)	$(500,397)

Net Loss	-	-	-	-	-	-	-	(1,036,512)	(1,036,512)
Issuance of dividends on Redeemable Preferred Stock	-	-	-	-	-	-	-	(359,748)	(359,748)
Issuance of Common Stock as a debt discount on notes payable			504,000	504	-	-	150,696	-	151,200
Issuance of Common Stock as a debt discount on note payable	-	-	20,000	20	-	-	5,980	-	6,000
Issuance of Common Stock for services	-	-	62,500	63	-	-	15,562	-	15,625
Issuance of Common Stock for cash	-	-	125,000	125	-	-	24,875	-	25,000

Issuance of Common Stock for cash	-	-	125,000	125	-	-	24,875	-	25,000
Issuance of Common Stock for services	-	-	1,250	1	-	-	249	-	250
Issuance of Common Stock for cash	-	-	75,000	75	-	-	14,925	-	15,000
Issuance of Common Stock for compensation to officer	-	-	300,000	300	-	-	149,700	-	150,000

Return of Common Stock from officer	-	-	(1,289,848)	(1,290)	-	-	1,290	-	-

Conversion of Redeemable Preferred Stock	-	-	13,945	14	-	-	13,931	-	13,945

Balance at December 31, 2005	-	$-	5,636,891	$5,637	-	-	$26,293,213	$(27,793,487)	$(1,494,637)

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash Flows From Operating Activities:
Net (Loss)	$(1,036,512)	$(1,221,778)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	167,914	22,786
Depreciation and amortization	215,939	--
Stock issued for consulting – related party	--	609,583
Stock issued for services	15,875	--
Stock issued for compensation	150,000	200,000

Changes in operating assets and liabilities:
Accounts receivable	24,237	--
Inventories	21,508	--
Other current assets	3,692	--
Accounts payable, accrued expenses, and officer advance	249,400	98,826
Accrued interest payable	95,574	35,000
Deferred revenue	(143,125)	--
Employment contracts payable	(120,362)	--
Net Cash Used in
Operating Activities	(355,860)	(255,583)

Cash Flows From Investing Activities:
Acquisition of subsidiary,
net of cash acquired	14,810	--
Purchase of equipment	(3,075)	--
Net Cash Provided by
Investing Activities	11,735	--

Cash Flows From Financing Activities:
Payment to prior majority owner		(125,000)
Payment of note payable	(53,503)	--
Proceeds from issuance of promissory notes	524,000	375,000
Proceeds from issuance of stock	65,000	--
Payment of stockholders note payable	(150,000)	--
Net Cash Provided by
Financing Activities	385,497	250,000

Net Change in Cash	41,372	(5,583)

Cash at Beginning of the Year	115	5,698

Cash at End of the Year	$41,487	$115

Cash paid for:
Interest	$--	$--
Income Taxes	$1,350	$--

Non Cash Investing & Financing Activities:
Common stock issued in connection with
private placement of notes	$157,200	$--
Common stock issued in connection with
Bridge financing	$--	$33,500

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

Accrual of preferred stock dividends	$359,748	$--
Convertible redeemable preferred
stock issued in business combination	$3,000,004	$--

Conversion of convertible redeemable
preferred shares to common stock	$13,945	$--
Employment contract entered into in
connection with business combination	$164,479	$--

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Basis of Presentation:

A.	Nature of the Business:

Somerset International Group, Inc. (“Somerset”) was incorporated under the laws of the State of Delaware in 1968 and commenced operations in 1972. Effective December 31, 2001, Somerset (formerly known as ORS Automation, Inc.) ceased conducting operations. The decision to cease operations was made prior to the year end after our two principal customers, who accounted for substantially all of our sales, canceled all orders for products in the foreseeable future and based upon the general decline in electronics manufacturing activity. Our current activity is the acquisition of profitable and near term profitable private small and medium sized businesses that provide proprietary security products and solutions for people and enterprises – from personal safety to information security – and maximizing the profitability of our acquired entities and to act as a holding company for such entities. On July 7, 2004, we entered into a Plan and Agreement of Merger with Secure Systems, Inc., a New Jersey corporation, which provides wireless security products and services marketed throughout the United States. The acquisition was completed on March 11, 2005 (see Note 10). Our executive office is located at 90 Washington Valley Road, Bedminster, New Jersey, 07921.

B.	Basis of Presentation:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue which is adequate to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern. Management is actively involved in exploring business opportunities which they believe will allow the Company to increase shareholder’s value and allow it to continue as a going concern. As of March 11, 2005, the Company has acquired a company that provides wireless security products (Note 10). In order to continue operations, the Company requires additional capital infusions to acquire or develop business opportunities. Management continues to search out financing opportunities to finance its operations. If management is unsuccessful in this regard, they would seek to sell or dissolve the Company. The Company had net losses for the years ended December 31, 2005 and 2004 of approximately $1,037,000 and $1,222,000, respectively, and had an accumulated deficit of approximately $27,800,000 and a stockholders’ deficit of $1,495,000 as of December 31, 2005. The Company also utilized net cash in operating activities of approximately $356,000 in 2005. In addition at December 31, 2005, the Company has a working capital deficit of $1,048,928. The Company will require financing to fund its current operations and will require additional financing to acquire or develop other business opportunities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On April 6, 2004, the Company effectuated a one for twenty-one reverse stock split. All share and per share information herein reflect this reverse stock split.

On July 7, 2004, the Company, through a newly created wholly owned subsidiary, which owned no assets as of June 30, 2004, entered into an Agreement and Plan of Merger with a New Jersey Corporation (“SSI”) which provides wireless security products and services. The closing was subject to a financing for an investment of five hundred thousand dollars ($500,000) to provide working capital to the merged company. In addition, the Company was to issue three million and four shares (3,000,004), valued at $1.00 per share, of Redeemable Convertible Preferred Stock to the shareholders of the wireless company and assume five hundred five thousand dollars ($505,000) of existing indebtedness. The financing for the acquisition of the wireless security products and services company was completed on March 11, 2005 and the transaction was closed on March 11, 2005. (see Note 10)

On March 11, 2005, a private placement to accredited investors was completed in the amount of five hundred thousand four dollars ($504,000) with interest payable at twelve (12%) percent per annum. These investors received six month Convertible Secured Promissory Notes in the amount of $504,000 and were issued 504,000 shares of the Company’s common stock. The Company has agreed to file a registration statement to register the Common Stock with the Securities and Exchange Commission within one hundred and eighty (180) days from closing, which was September 10, 2005. This stock was issued on March 11, 2005.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Significant Accounting Policies

A.	Accounts Receivables

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivables are stated at the amount billed to the customer. Interest is not billed or accrued. Accounts receivables in excess of 90 days old are considered delinquent. Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice. The Company does not have an allowance for doubtful accounts as of December 31, 2005 based on their historical collectiblity.

B.	Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements are stated at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets ranging from two-seven years. Leasehold improvements are deprecated over the lesser of their useful lives or the term of the lease. Expenditures for maintenance and repairs are charged to expense as incurred.

C.	Concentration of Credit Risk:

The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

Currently, Secure has three customers which accounted for all of their revenues. While our goal is to diversify our customer base, we expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues for the foreseeable future. Significant reductions in sales to any of our customers may have a material adverse effect on us by reducing our revenues and our gross margins.

D.	Estimates:

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures including the disclosure of contingent assets and liabilities. Accordingly, actual results could differ from those estimates.

E.	Income Taxes:

Deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on the Company's various income tax returns for the year reported. The Company's deferred tax items are deferred compensation and net operating loss carryforwards, and these deferred tax assets have been offset by a valuation allowance for the same amount.

F.	Fair Value of Financial Instruments:

The carrying amounts of cash, accounts payable, accrued expenses, promissory notes payable, and stockholder note payable approximate fair value because of the short maturity of these items.

G.	Reclassifications:

Certain reclassifications were made to the 2004 financial statements in order to conform to the 2005 financial statement presentation. Such reclassifications had no effect on the prior year net loss.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.	Principles of Consolidation:

The consolidated financial statements include the operations of Somerset International, Inc. and its wholly owned subsidiary, Secure System, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

I.	Stock Based Compensation and Stock Sales:

The value of stock and warrants issued for employee compensation services have been determined based on the value of the instrument issued at date of issuance for such services. In addition, during 2005, the Company issued warrants as part of certain sales of common stock. The value of these warrants has been included in additional paid in capital as part of the value of the overall stock sale.

J.	Revenue Recognition:

Installation, subscription and maintenance revenues include installation of equipment and testing at customer sites, fees for leased wireless equipment, and fees for equipment maintenance. These revenues are recognized as the services are performed, or ratably over time in the case of fees that may be billed quarterly or semi-annually in advance. Revenues related to pre-billed services are deferred until the service is provided and thereby earned. Equipment revenue is recognized when the equipment is delivered to the customer. The Company recognizes revenue only when persuasive evidence of an arrangement exists, when delivery of merchandise has occurred or services have been rendered, the fee is established and is determinable and collection is reasonably assured.

K.	Inventory:

Inventory consists primarily of parts and work in process products held for sale. Inventory is stated at the lower of cost or market, with cost being determined on a first in/first out basis.

L.	Loss Per Share:

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the years ended December 31, 2005 and 2004, 75,000 and 0 of common stock equivalent shares were excluded from the computation of diluted net loss per share.

M.	Goodwill and Intangible Assets:

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to software, customer lists, covenant not to compete and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally three to seven years.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

N.	Recoverability of Intangible and Other Long Lived Assets:

In accordance with SFAS No.142, the Company reviews the carrying value of goodwill an intangible assets with indefinite lives annually or in certain circumstances as required. The Company measures impairment losses by comparing carrying value to fair value. Fair value is determined using a price to sales multiple of comparable companies.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets used in operations are reviewed for impairment whenever events or change circumstances indicate that carrying amounts may not be recoverable. For long-1ived assets to be held used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between carrying amount and fair value.

Note 3.	Stockholders' Deficit

On February 23, 2004, the Company amended its Restated Certificate of Incorporation to provide for the combination of all the issued and outstanding shares of the common stock of the corporation on the basis of one share of common stock for each twenty-one shares of common stock issued and outstanding.

The preferred stock of the Company had a par value of $.001 per share and 1,000,000 shares were authorized issued and outstanding as of December 31, 2005. These shares were converted to common stock during 2004.

Under the Amended Restated Certificate of Incorporation dated February 24, 2004, the preferred stock of the Company has a par value of $.001 per share and 100,000,000 shares have been authorized to be issued. No shares of preferred stock were issued or outstanding at December 31, 2005.

Under the Amended Restated Certificate of Incorporation dated February 24, 2004, the common stock of the Company has a par value of $.001 per share and 200,000,000 shares have been authorized to be issued.

The Company also had Class A common stock, which had a par value of $.0035 per share and 12,000,000 shares were authorized, issued and outstanding as of December 31, 2003. During 2004, these shares were converted to Common Stock.

On November 10, 2004, the Company was notified that it had received clearance from the National Association of Securities Dealers (“NASD”) to have its Common Stock quoted on the Over the Counter (“OTC”) Bulletin Board.

As of December 31, 2005, 5,636,891 shares of common stock are issued and outstanding and held by 567 shareholders. There are also 75,000 warrants issued and outstanding. Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect. Certain provisions of the Delaware General Corporate Law may serve to delay, defer or prevent a change in control of the company.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. However, no cash dividend may be declared and paid or set apart for payment upon our Common Stock until after providing for each class of stock, if any, having preference over the common stock.

In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock.

Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

In addition, we also have Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. As of December 31, 2005, there are no shares of Class A common stock issued and outstanding. Both common stock and Class A common stock have the same voting rights.

In April 2005, the Company approved the issuance of 60,000 shares of restricted common stock for legal services rendered and 2,500 shares of restricted common stock all at $.25 per share for services rendered.

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

In September 2005, the Company approved the issuance of 5,000 warrants for services rendered. The Company has agreed to piggyback registration rights with respect to the underlying Common Stock. These warrants were issued on September 6, 2005.

In October 2005, the Company approved the issuance of 75,000 shares of restricted common stock and warrants to purchase 15,000 shares of the Company’s common stock. The warrants are effective for three years and have an exercise price of $0.30 per share during the first year, $0.40 per share during the second year, and $0.50 per share during the third year. The Company has agreed to piggyback registration rights with respect to the Common Stock and the underlying warrants to the Richard M. Lilly Revocable Trust for a $15,000 investment made pursuant to a Stock Purchase Agreement with the Company dated October 25, 2005. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933 and that the Company approved the issuance of 13,945 shares of restricted common stock to Richard Lappin based on the conversion of his 13,945 shares of Series A Redeemable Convertible Preferred Stock. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

In November 2005, the Company approved the issuance of 5,000 warrants for services rendered. The Company has agreed to piggyback registration rights with respect to the underlying Common Stock. These warrants were issued on November 28, 2005.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2005, the Company approved the issuance of 300,000 shares of restricted common stock to John X. Adiletta. These shares are being issued based on the conversion of $150,000 in accrued compensation owed to John X. Adiletta at the rate of $0.50 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

 Note 4. Preferred Stock

As of December 31, 2005, 2,987,381 shares of Series A Redeemable Convertible Preferred Stock are issued and outstanding and 359,748 shares of Series A Redeemable Convertible Preferred Stock which are reserved for issuance for accrued dividends are held by the previous Secure Systems, Inc. shareholders. Holders of our Series A Convertible Preferred Stock are not entitled to vote at any meeting of the shareholders or by consent given in lieu of a meeting of the shareholders with respect to any matters presented to the stockholders of the Corporation for their action or consideration.

Holders of Series A Convertible Preferred Stock are entitle to receive, out of the assets of the Corporation legally available for the payment of dividends, dividends payable in cash. Dividends shall accrue at the rate of eight cents ($.08) per share per annum until January 15, 2006 and at the rate of twelve cents ($.12) per share per annum thereafter. Dividends upon the Series A Convertible Preferred Stock are cumulative and accrue from the date of original issue. Dividends shall cease to accrue upon the Conversion Date with respect to any shares of Series A Preferred Stock converted. No cash dividend may be declared and paid or set apart for payment upon the Corporation’s Common Stock until any accrued dividend on any outstanding shares of Series A Preferred Stock has been fully paid or declared and set apart for payment. Our Board of Directors will have sole discretion with regard to whether dividends will be paid in cash or stock.

In the event of our liquidation, dissolution and winding up, the holders of the Series A Preferred Stock shall be entitled to receive in cash out of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of common stock, the sum of One Dollar ($1.00) per share, plus any accrued and unpaid dividends.

The holders of shares of Series A Preferred Stock have the right to convert each share of Series A Preferred Stock into that number of fully-paid and nonassessable shares of Common Stock at the Conversion Rate of $1.00 per share until January 15, 2006 and at $.90 per share thereafter.

In December 2005, the Company filed a Form 8K that the Company had, by a vote of a majority of its holders of Series A Convertible Preferred Stock, approved an amendment to its Articles of Incorporation by modifying the Certificate of Designations of its Series A Convertible Preferred Stock effective January 15, 2006.

The holders of shares of Series A Preferred Stock have scheduled and conditional redemption rights. On January 15, 2007 (the “First Redemption Date”), we shall redeem 50% of the shares of Series A Preferred Stock then held by each Registered Holder. On July 15, 2007 (the “Second Redemption Date”), we shall redeem all shares of Series A Preferred Stock then outstanding. In the event that any of the following conditions set forth in the Certificate of Designation occurs and is continuing, and the Holders of a majority of the outstanding Series A Preferred Stock send to us a written demand for redemption, then we shall immediately redeem all of the outstanding Series A Preferred Stock for a redemption price of $1.00 per share of Preferred Stock:

1.         The Corporation shall default in making the full payment due to the Holders on any Redemption Date, and the default shall continue for a period of ten (10) days; or

2.         Secure System, Inc. (“Secure”) shall default in making any payment due to the holders of the Profit Participation Certificates issued with the Series A Preferred Stock, and such default shall continue for a period of ten (10) days after written notice of default is given to the Corporation; or

3.         Any of the representations or warranties made by the Corporation in the Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Series A Preferred Stock was issued, or in any agreement, certificate or financial or other written statements heretofore or hereafter furnished by the Corporation in connection

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with the execution and closing of the Merger Agreement shall be false or misleading in any material respect at the time made; or

4.         The Corporation shall default in complying with any covenant in this Certificate of Designations or in the Merger Agreement or in a Stock Pledge and Escrow Agreement given for the benefit of the Holders of the Series A Preferred Stock (the “Stock Pledge Agreement”), and such default shall continue for a period of thirty (30) days after written notice of the default has been given to the Corporation; or

5.         Secure shall make any payment to the Corporation or to any affiliate of the Corporation or person associated with the Corporation, whether as a dividend, loan, payment in compensation or otherwise, except for payments for services rendered, or for goods sold and delivered for an amount not greater than would be paid for such goods to a third party vendor as evidenced by contemporaneous market price information; or

6.         Secure shall issue any capital stock or securities or other instruments convertible into capital stock or shall grant to any person the right to purchase or otherwise acquire its capital stock; or

7.         A default or an event of default shall have occurred and be continuing for more than thirty (30) days with respect to any Funded Debt in excess of $50,000 in the aggregate owed by the Corporation or by Secure. For purposes hereof, “Funded Debt” means all (a) indebtedness for borrowed money or for the deferred purchase price of property or services (other than trade liabilities and accrued expenses incurred in the ordinary course of business and payable in accordance with customary practices), whether on open account or evidenced by a note, bond, debenture or similar instrument or otherwise, (b) obligations under capital leases, (c) reimbursement obligations for letters of credit, banker’s acceptances or other credit accommodations, (d) contingent obligations and (e) obligations secured by any lien on the Corporation’s property or Secure’s, even if the Corporation or Secure, as applicable, has not assumed such obligations; or

8.         Either the Corporation or Secure shall (A) admit in writing its inability to pay its debts generally as they mature; (B) make an assignment for the benefit of creditors or commence proceedings for its dissolution; or (C) apply for or consent to the appointment of a trustee, liquidator or receiver for its or for a substantial part of its property or business; or

9.         A trustee, liquidator or receiver shall be appointed for either the Corporation or Secure or for a substantial part of its property or business without its consent and shall not be discharged within sixty (60) days after such appointment; or

10.       Any money judgment, writ or warrant of attachment, or similar process in excess of One Hundred Thousand ($100,000) Dollars in the aggregate shall be entered or filed against the Corporation or Secure or any of its properties or other assets and shall remain unpaid, unvacated, unbonded or unstayed for a period of sixty (60) days or in any event later than five (5) days prior to the date of any proposed sale thereunder; or

11.       Bankruptcy, reorganization, insolvency or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Corporation or Secure and, if instituted against the Corporation or Secure, shall not be dismissed within sixty (60) days after such institution or the Corporation or Secure shall by any action or answer approve of, consent to, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition filed in any such proceeding; or

Our Board of Directors has the authority, without further action by the shareholders, to issue from time to time the preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Inventory

Inventory consists of the following:

	2005	2004
Raw materials	$243,443	--
Work in progress	89,026	--
Finished goods	7,464	--
Total	$339,933	--

Note 6. Property, Equipment, and Leasehold Improvements

	2005	2004
Equipment	$25,378	--
Furniture	--	--
Leasehold Improvements	--	--
Vehicles	3,537	--
	28,915	--
Less Accumulated Depreciation	(12,089)	--
Property, Equipment, and Leasehold Improvements, net	$16,826	--

Note 7. Related Party Transactions

On December 31, 2003, J.R.S., our principal shareholder, and Somerset International Group, Inc., a New Jersey Corporation (Somerset-NJ) controlled by John X. Adiletta and Paul Patrizio, signed a Stock Purchase Agreement whereby J.R.S would sell 526,250 shares of pre-reverse split Common Stock, 12,000,000 shares of pre-reverse split Class A Common Stock and 1,000,000 shares of its then pre-reverse split Series A Preferred Stock. The purchase price for these shares was $125,000. These shares, after conversion to all Common Stock and reflective of the 21:1 reverse stock split in April 2004, equaled 644,017 shares. This transaction closed in escrow on January 22, 2004, with the condition to closing that we filed Form 10KSB for the fiscal year ending December 31, 2003. J.R.S. retained 2,381 Common Shares (after the reverse split), representing .2 percent of the then outstanding common shares and Somerset - NJ became our controlling shareholder, owning approximately 62 percent of our outstanding shares, as we filed the Form 10KSB and the shares were released from escrow. Prior to the acquisition of our shares, Somerset-NJ had no relationship with us and our name at that time of the acquisition was ORS Automation, Inc. Pursuant to the acquisition, Somerset - NJ became our principal shareholder and we changed our name to Somerset International Group, Inc. (Delaware).

In April 2004, Somerset-New Jersey converted its Class A Common Stock and Series A Preferred Stock into an equal number of shares of the Company’s Common Stock. The Company then effected a 21 to 1 reverse stock split of all of its common shares.

On June 30, 2004, immediately prior to the merger with the Company, Somerset-New Jersey distributed to its shareholders the 644,017 post reverse split shares acquired in the January 22, 2004 transaction with J.R.S. Holdings LLC described above.

On July 1, 2004, the Company completed the merger with Somerset-New Jersey. Pursuant to the Agreement, the shareholders of Somerset-New Jersey were issued a total of 4,063,884 shares of the Company’s Common Stock which represented the value of services provided during 2004 by Somerset-NJ on behalf of the Company and were valued at $609,583. Somerset-New Jersey had the strategic objective of acquiring profitable and near term profitable private small and medium sized businesses and maximizing the profitability of its acquired entities. In accordance with SFAS No. 141, relating to the financial presentation for certain business combinations, the Company has reported the results for the year ending December 31, 2004 inclusive of the results for Somerset-New Jersey for the year ending December 31, 2004.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the bridge financing agreements that occurred during the quarter ended June 30, 2004, the Company issued 200,000 shares of common stock on July 1, 2004 which was valued at $30,000. As a result of this transaction, the Company has recorded a debt discount of $30,000, which has been amortized over the life of the bridge financing agreements.

On September 30, 2004, we approved the issuance of 200,000 shares of restricted common stock to Paul Patrizio and 200,000 shares of restricted common stock to John X. Adiletta. These shares are being issued based on the conversion of $100,000 in accrued compensation owed to Paul Patrizio and to John X. Adiletta at the rate of $0.50 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On March 10, 2005, our former officer and director Paul Patrizio agreed to return shares totaling 1,289,848, which were valued at $193,476, pursuant to the terms of his resignation as an officer and director of the Company. The Company has retired these shares and has adjusted the par value of common stock and additional paid in capital to reflect this retirement.

The stockholder note payable was $620,487 at December 31, 2005. The principal amount of the note was partially repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including annual interest at 10% beginning March 1, 2006 and ending July 1, 2009

On December 31, 2005, the Company issued 300,000 shares of restricted common stock to John X. Adiletta, the Company’s President and Chief Executive Officer. These shares were issued based on the conversion of $150,000 in accrued compensation owed to John X. Adiletta at the rate of $0.50 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Note 8. Recent Accounting Pronouncements

In December 2004, the FASB revised FASB Statement No. 123R, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” It applies in the first reporting period beginning after December 15, 2005. The adoption of Statement No. 123R (revised 2004) is not expected to have a material impact on the Company’s financial position, liquidity, or results of operations.

Note 9. Promissory Notes Payable

On January 17, 2004, Somerset-NJ closed a $175,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance. In addition to the agreement to repay the Note and interest, the investor received a 10% ownership interest in Somerset-NJ. As a result of this transaction, Somerset-NJ recorded a debt discount of $3,500, which is being amortized over the life of the bridge financing agreements. This Note was extended to December 31, 2005. These notes are convertible at any time at the holder’s option into common stock at $0.25 per share.

On April 29, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. As part of the agreement, the investor was to receive

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

100,000 shares of the Company’s Common Stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission later of June 30, 2004 or one hundred and eighty (180) days from closing of the first acquisition, which is September 10, 2005. This stock was issued on July 1, 2004. This Note was extended to December 31, 2005. These notes are convertible at any time at the holder’s option into common stock at $0.25 per share.

On June 25, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. In addition to the repayment of the Note and interest, the investor received 100,000 shares of the Company’s Common Stock. This stock was valued at $15,000. As a result of this transaction, the Company has recorded a Debt Discount of $15,000, which is being amortized over the life of the Promissory Note Payable, which is one year. The Company has agreed to register the Common Stock with the Securities and Exchange Commission the later of June 30, 2004 or one hundred and eighty (180) days from closing of the first acquisition, which is September 10, 2005. This stock was issued on July 1, 2004. This Note was extended to December 31, 2005. These notes are convertible at any time at the holder’s option into common stock at $0.25 per share.

On March 11, 2005, a private placement to accredited investors was completed in the amount of five hundred thousand four dollars ($504,000) with interest payable at twelve (12%) percent per annum. These investors received six month Convertible Secured Promissory Notes in the amount of $504,000 and were issued 504,000 shares of the Company’s common stock, valued at $.30 per share. The Company has agreed to register the Common Stock with the Securities and Exchange Commission within one hundred and eighty (180) days from closing, which is September 12, 2005. The registration statement was filed on September 12, 2005. This stock was issued on March 11, 2005. These Notes were extended to December 11, 2005. The total value of the shares issued and the corresponding beneficial conversion feature that was created as a result of the issuance of the shares in connection with the convertible notes totaled $151,200 and has been recorded as a debt discount with a corresponding increase to equity. The total discount of $151,200 has been amortized over the original life of the loan, and is fully amortized as of December 31, 2005. These notes are convertible at any time at the holder’s option into common stock at $0.25 per share.

On April 1, 2005, a private placement to an accredited investor was completed in the amount of twenty thousand dollars ($20,000) with interest payable at twelve (12%) percent per annum. This investor received a six month Convertible Secured Promissory Note in the amount of $20,000 and was issued 20,000 shares of the Company’s common stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission within one hundred and eighty (180) days from closing, which is September 30, 2005. This stock was issued on April 1, 2005. The total value of the shares issued and the corresponding beneficial conversion feature that was created as a result of the issuance of the shares in connection with the convertible notes totaled $6,000 and has been recorded as a debt discount with a corresponding increase to equity. The total discount of $6,000 has been amortized over the original life of the loan, and is fully amortized as of December 31, 2005. The Note is convertible at any time at the holder’s option into common stock at $0.25 per share.

Current Debt at December 31, 2005

Jan 2004 Note -	$ 175,000
Apr 2004 Note -	100,000
Jun 2004 Note -	100,000
Mar 2005 Notes -	504,000
Apr 2005 Note -	20,000
Stockholder Note -	132,470 (see Note 7)
sub - Total -	$ 1,031,470

Long Term Debt:

Stockholder Note -	488,017 (see Note 7)

Total debt -	$ 1,519,487

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Acquisition Agreement

On July 7, 2004, the Company, through a newly created wholly owned subsidiary, which owned no assets as of June 30, 2004, entered into an Agreement and Plan of Merger with a New Jersey Corporation which provides wireless security products and services. The closing was subject to a financing of five hundred thousand dollars ($500,000) to provide working capital to the merged company. In addition, the Company was to issue three million four dollars ($3,000,004) of Redeemable Convertible Preferred Stock to the shareholders of the wireless company and assume five hundred five thousand dollars ($505,000) of existing indebtedness. The redemption price of the preferred stock is $1.00 per share. The value of the convertible preferred stock was primarily based upon potential repayment requirements called for in the agreement (assuming the preferred stockholder does not exercise the conversion option). The financing for the acquisition of the wireless security products and services company was completed on March 11, 2005 and the transaction was closed on March 11, 2005. The results of operations, from March 11, 2005 for the acquired entity, are included in the 10KSB consolidated statements of operations for the year ending December 31, 2005.

The following un-audited pro-forma summary presents the results of operations as if the Secure acquisition described above had occurred as of the beginning of each of the periods presented below and is not necessarily indicative of the results that would have occurred had the transactions been completed as of that date or results that may occur in the future.

Pro-forma results for the twelve months ended 2004 and twelve months ended 2005 are as follows:

	December 31, 2004	December 31, 2005

Total revenues	$ 2,089,667	$ 1,911,129

Net loss	$ (2,006,894)	$ (1,270,336)

Basic net loss per share -	$ (.81)	$ (.24)
Diluted net loss per share -	$ (.81)	$ (.24)

             The preliminary allocation of the total purchase price of Secure System, Inc.’s net tangible and identifiable assets was based on their estimated fair value as of March 11, 2005. Adjustments to these estimates will be included in the allocation of the purchase price of Secure System, Inc. if the adjustment is determined within the purchase price allocation period of up to twelve months. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. The total purchase price of $3.0 million has been allocated as follows:

Goodwill	$2,200,355
Other intangible assets	1,210,300
Tangible assets acquired and liabilities assumed
Cash and marketable debt securities	14,810
Other current assets	630,796
Non-current assets	25,842
Accounts payable and accrued liabilities	(311,612)
Other liabilities	(770,487)

Total purchase price	$3,000,004

In addition, the Company has entered into employment and consulting agreements with two former officers. The Company capitalized the present value of this obligation as an asset and recorded a related liability as of March 11, 2005.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have estimated the fair value of other intangible assets. These estimates are based on a preliminary valuation and are subject to change upon management’s review of the final valuation. The following table sets forth the components of these other intangible assets at December 31, 2005:

	Preliminary Fair Value	Accumulated Amortization	Net Book Values as of December 31, 2005	Weighted Average Useful Life (in months)

Customer List	$ 995,700	$ (118,536)	$ 877,164	84
Software	214,600	(59,611)	154,989	36
Covenant not to compete	164,479	(25,700)	138,779	36
Total intangible assets	$ 1,374,779	$ (203,847)	$1,170,932

Customer base represents the expected future benefit to be derived from Secure System’s existing customer contracts, backlog and underlying customer relationships. Software represents the expected future benefit to be derived from Secure System’s proprietary software.

The follow represents the amortization of the intangibles for the following five years:

2006	$216,350
2007	216,350
2008	156,743
2009	144,818
2010	144,818
Total	$879,079

The following table summarizes the activity in goodwill for 2005:

Beginning balance, net	$0
Acquired in a business combination	2,200,355
Ending balance, net	$2,200,355

The Company’s annual impairment test indicated that no impairment had occurred in 2005 relating to the Secure reporting unit.

Note 11 - Commitments

The Company has entered into employment agreements with two officers that became effective January 6, 2004. The employment agreements have a term of five years. In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year’s alary, The officers have signed an additional agreement, in which they have agreed to waive any claims for payment of salary and auto, mobile phone, and medical benefits provided for in their employment agreements. The additional agreement was for the period of October 1, 2004 though March 31, 2005.

Effective March 10, 2005, one employment agreement was terminated by the resignation of one of the officers.

The Secure leases its facility on a year to year basis.

The employment agreements resulting from the Secure acquisition requires payments of approximately $10,000 per month until July of 2007.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Subsequent Events

On January 19, 2006, the Company approved the issuance of 300,000 shares of restricted common stock to Crescent Fund, LLC pursuant to the consulting agreement between the Company and Crescent Fund, LLC dated January 17, 2006. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On February 6, 2006, the Company approved the issuance of 50,000 shares of restricted common stock to Monte Engler & Joan Mannion for a $10,000 investment made pursuant to a Stock Purchase Agreement with the Company dated February 1, 2006. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On February 20, 2006, the Company approved the issuance of 100,000 shares of restricted common stock to John Toedtman for consulting services rendered. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Note 14 - Income Taxes:

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision for income taxes is as follows for the year ended December 31:

	2005	2004
Tax Benefit at U.S. statutory rate	$(489,000)	$(414,000)
Non Deductible Expenses	--	275,000
Change in valuation allowance	489,000	139,000
Provision for income taxes	$--	$--

At December 31, 2005, the Company has federal net operating loss carryforwards of approximately $1,849,134, which are available to offset future federal taxable income. These carryforwards expire between the years 2009 and 2020. Also, at December 31, 2005, the Company’s state net operating loss carryforwards approximated $ 1,527,565 and expire in 2010 and 2012.

Deferred income taxes are summarized as follows at December 31, 2005:

Deferred tax asset:
Federal net operating loss carryforwards	$629,000
State net operating loss carryforward	162,000
Deferred Compensation	324,000
Valuation allowance	(1,115,000)
Net deferred tax asset	$--

As seen in the above table, any future tax benefit which may result from utilization of these net operating loss carryforwards has been fully reserved for.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future expiration of net operating loss carryforwards for the periods ending after December 31, 2005 is as follows:

Year	Federal	Year	State

2009	$29,411	2010	$343,899
2010	16,059	2011	38,231
2016	343,899	2011	932
2017	38,471	2011	107,991
2018	932	2012	1,036,512
2019	383,850		--
2020	1,036,512		--
Total	$1,849,134		$1,527,565

The aforementioned losses are subject to limitations due to changes in controlling ownership in accordance with relevant provisions of the Internal Revenue Code.