Form 10QSB
period 2006-03-31
SOMERSET INTERNATIONAL GROUP,INC.
filed 2006-05-15
CIK 350524

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

_____________

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No	☐

As of May 15, 2006, 6,086,891 shares of the registrants Common Stock were outstanding

Transitional Small Business Format.	Yes	☐	No	☒

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

INDEX TO FORM 10-QSB

March 31, 2006

Part I - Financial Information	Page

Item 1.	Financial Statements:

Consolidated Balance Sheet (Unaudited) - March 31, 2006	3

Unaudited Consolidated Statements of Operations for the Three
Months Ended March 31, 2006 and 2005 (Restated)	4

Unaudited Consolidated Statements of Cash Flows for the Three
Months Ended March 31, 2006 and 2005 (Restated)	5

Notes to the Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	15

Item 3. Controls and Procedures	19

Part II - Other Information:

Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures	21

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEET

MARCH 31, 2006

Item 1.

ASSETS
Current Assets:
Cash	$152,087
Accounts receivable	130,553
Inventories	328,895
Prepaid expenses	63,881
Deposits	9,554
Total Current Assets	684,970

Property and equipment, net	4,571

Other Assets:
Non compete covenant, net	131,069
Customer lists, net	841,603
Software, net	137,106
Goodwill	2,200,355
Total other assets	3,310,133
TOTAL ASSETS	$3,999,674

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$556,919
Promissory notes payable	899,000
Stockholder note payable, current maturities	162,991
Employment contracts payable	34,822
Accrued interest payable	157,544
Officer loans	34,357
Deferred revenue	201,286
Total Current Liabilities	2,046,919

Stockholder note payable, net
of current maturities	431,874

TOTAL LIABILITIES	2,478,793

Convertible redeemable preferred stock	3,435,389

Stockholders’ Deficit:
Common Stock, 200,000,000 shares authorized,	6,087
$.001 par value, 6,086,891 shares issued and
outstanding
Capital in excess of par value	26,382,763
Accumulated deficit	(28,303,358)
Total Stockholders’ Deficit	(1,914,508)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,999,674

The Notes to Consolidated Financial Statements are an integral part of this Statement.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDING MARCH 31, 2006 AND 2005

	Three Months Ended March 31
	2006	2005 (Restated Note 3)
Revenues
Equipment Sales	$75,458	$12,991
Installation Revenues	35,426	13,800
Subscription Revenues	59,001	13,322
Maintenance Revenues	175,432	34,001

Total revenues	345,317	74,114

Costs and expenses
Material cost of systems	36,507	6,657
Overhead cost	56,987	16,896
Install and service costs	134,574	37,639
Engineering and development	39,206	7,079
Selling and marketing expense	37,949	2,542
Gen and admin expense	352,135	107,987
Amortization expense	62,473	37,489
Depreciation expense	1,875	825

Total costs and expenses	721,706	217,114

Loss from operations	(376,389)	(143,000)

Other Expense
Amortization of debt discount	--	(25,200)
Interest expense	(43,350)	(17,544)
Total other expense	(43,350)	(42,744)

Loss before income taxes	(419,739)	(185,744)

Provision for income taxes	550	550

Net Loss	$(420,289)	$(186,294)

Dividends on preferred stock	(89,582)	(180,000)
Net loss attributable to
Common stockholders	$(509,871)	$(366,294)

Basic loss per common share	$(0.09)	$(0.07)
Weighted Average Number of
Common Shares	5,946,335	5,511,079

The Notes to Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDING MARCH 31, 2006 AND 2005

	2006	2005 (Restated Note 3)
Cash Flows From Operating Activities:
Net Income (Loss)	$(420,289)	$(186,294)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Amortization of debt discount	--	25,200
Amortization	62,473	37,489
Depreciation	1,875	825
Stock issued for consulting	80,000	--
Changes in operating assets and liabilities:
Accounts receivable	71,695	(8,645)
Inventories	11,037	(34,832)
Other current assets	(34,257)	20,075
Accounts payable and accrued expenses	255,157	64,416
Accrued interest payable	26,970	14,665
Employment contracts payable	(9,295)	(19,246)
Deferred revenue	70,474	(26,694)
Net Cash Provided (Used) by Operating Activities	115,840	(113,041)

Cash Flows From Investing Activities:
Acquisition of subsidiary,
net of cash acquired	--	14,810
Net Cash Provided by Investing Activities	--	14,810

Cash Flows From Financing Activities:
Payment of note payable	(25,622)	(53,503)
Proceeds from issuance of promissory notes	--	504,000
Proceeds from issuance of stock	10,000	--
Proceeds from insurance on vehicle	10,382	--
Payment of stockholders note payable	--	(150,000)
Net Cash Provided (Used) by `Financing Activities	(5,240)	300,497

Net Change in Cash	110,600	202,266

Cash at Beginning of the Period	41,487	115
Cash at End of the Period	$152,087	$202,381

Non Cash Investing & Financing Activities:
Common stock issued in connection with
private placement of notes	$--	$151,200
Accrual of preferred stock dividends	$89,582	$180,000
Convertible redeemable preferred
stock issued in business combination	$--	$3,000,004

The Notes to Consolidated Financial Statements are an integral part of these statements.

Note 1 - Business and Basis of Presentation:

A.	Nature of the Business:

Somerset International Group, Inc. (“Somerset”) was incorporated under the laws of the State of Delaware in 1968 and commenced operations in 1972. Effective December 31, 2001, Somerset (formerly known as ORS Automation, Inc.) ceased conducting operations. The decision to cease operations was made prior to the year end after our two principal customers, who accounted for substantially all of our sales, canceled all orders for products in the foreseeable future and based upon the general decline in electronics manufacturing activity. Our current activity is the acquisition of profitable and near term profitable private small and medium sized businesses that provide proprietary security products and solutions for people and enterprises – from personal safety to information security – and maximizing the profitability of our acquired entities and to act as a holding company for such entities. On July 7, 2004, we entered into a Plan and Agreement of Merger with Secure Systems, Inc., a New Jersey corporation, which provides wireless security products and services marketed throughout the United States. The acquisition was completed on March 11, 2005 (see Note 9). Our executive office is located at 90 Washington Valley Road, Bedminster, New Jersey, 07921.

B.	Basis of Presentation:

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of March 31, 2006 and 2005 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of March 31, 2006 and the results of its consolidated operations and its consolidated cash flows for the three month periods ended March 31, 2006 and 2005.

The Unaudited Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of results for the full year.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue which is adequate to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern. Management is actively involved in exploring business opportunities which they believe will allow the Company to increase shareholder’s value and allow it to continue as a going concern. As of March 11, 2005, the Company has acquired a company that provides wireless security products (Note 9). The Company will require financing to fund its current operations and will require additional financing to acquire or develop other business opportunities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 - Significant Accounting Policies

A.	Accounts Receivables

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivables are stated at the amount billed to the customer. Interest is not billed or accrued. Accounts receivables in excess of 90 days old are considered delinquent. Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice. The Company does not have an allowance for doubtful accounts as of March 31, 2006 based on their historical collectability.

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

Deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on the Company’s various income tax returns for the year reported. The Company’s deferred tax items are deferred compensation and net operating loss carryforwards, and other deferred tax assets have been offset by a valuation allowance for the same amount.

F.	Fair Value of Financial Instruments:

The carrying amounts of cash, accounts payable, accrued expenses, promissory notes payable, and stockholder note payable approximate fair value because of the short maturity of these items.

G.	Reclassifications:

Certain reclassifications were made to the 2005 financial statements in order to conform to the 2006 financial statement presentation. Such reclassifications had no effect on the prior year net loss.

H.	Principles of Consolidation:

The consolidated financial statements include the operations of Somerset International, Inc. and its wholly owned subsidiary, Secure System, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

I.	Stock Based Compensation and Stock Sales:

Stock and warrants issued for employee compensation services have been determined based on the value of the instrument issued at date of issuance for such services. In addition, during 2005 the Company issued warrants as part of certain sales of common stock. The value of these warrants has been included in additional paid in capital as part of the value of the overall stock sale. See New Accounting Pronouncements for discussion on FAS 123R.

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

Inventory consists primarily of parts and work in process products held for sale. Inventory, at year end, is stated at the lower of cost or market, with cost being determined on a first in/first out basis. In accordance with APB 28 14(a), the Company uses estimated gross profit rates to determine costs of goods sold during interim periods. This is different than the method used at annual inventory dates. The Company performs physical inventory counts when calculating year end inventory values. Historically, this has not resulted in any material adjustment to the cost of goods sold.

L.	Loss Per Share:

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended March 31, 2006 and 2005, 75,000 and 0 of common stock equivalent shares were excluded from the computation of diluted net loss per share.

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

Note 3 – Restatement

The March 31, 2005 financial statements have been restated to reflect the effects of three accounting corrections for amounts reported in the March 31, 2005 Form 10QSB. Those corrections include (1) the recognition of amortization expense on certain intangible assets for which final allocation and determination of amounts and corresponding useful lives had not been determined with the previous filing, (2) shares returned by a former shareholder that were previously recorded with underlying footnote disclosure as non-cash other income, but have been reversed with these restated financial statements and (3) the recognition of covenants not to compete pursuant to certain employment agreements that were not previously reflected in the prior March 31, 2005 Form 10QSB filing. The effect of these restatements is a revision of the Company’s statement of operations to reflect a restated net loss of approximately $186,000 ($.07 per share), representing a decrease of $341,000 ($.10 per share) from previously reported net income of approximately $155,000 ($.03 per share).

 Note 4 – Stockholders Deficit

The preferred stock of the Company had a par value of $.001 per share and 1,000,000 shares were authorized issued and outstanding as of December 31, 2003. These shares were converted to common stock during 2004.

Under the Amended Restated Certificate of Incorporation dated February 24, 2004, the preferred stock of the Company has a par value of $.001 per share and 100,000,000 shares have been authorized to be issued. No shares of preferred stock were issued or outstanding at March 31, 2006.

Under the Amended Restated Certificate of Incorporation dated February 24, 2004, the common stock of the Company has a par value of $.001 per share and 200,000,000 shares have been authorized to be issued.

In January 2006, the Company approved the issuance of 300,000 shares of common stock for consulting services rendered at $.20 per share.

In February 2006, a private placement to an accredited investor was completed in the amount of ten thousand dollars ($10,000). The investor was issued 50,000 shares of the Company’s common stock. The stock was issued on February 6, 2006.

In February 2006, the Company approved the issuance of 100,000 shares of common stock for consulting services rendered at $.20 per share.

Note 5 - Preferred Stock

As of December 31, 2005, 2,986,059 shares of Series A Redeemable Convertible Preferred Stock are issued and outstanding and 449,330 shares of Series A Redeemable Convertible Preferred Stock which are reserved for issuance for accrued dividends are held by the previous Secure Systems, Inc. shareholders. Holders of our Series A Convertible Preferred Stock are not entitled to vote at any meeting of the shareholders or by consent given in lieu of a meeting of the shareholders with respect to any matters presented to the stockholders of the Corporation for their action or consideration.

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

The holders of shares of Series A Preferred Stock have scheduled and conditional redemption rights. On January 15, 2007 (the “First Redemption Date”), we shall redeem 50% of the shares of Series A Preferred Stock then held by each Registered Holder. On July 15, 2007 (the “Second Redemption Date”), we shall redeem all shares of Series A Preferred Stock then outstanding. In the event that any of the following conditions set forth in the Certificate of Designation occurs and is continuing, and the Holders of a majority of the outstanding Series A Preferred Stock send to us a written demand for redemption, then we shall immediately redeem all of the outstanding Series A Preferred Stock for a redemption price of $1.00 per share of Preferred Stock.

Note 6 - Related Party Transactions

On March 10, 2005, our former officer and director Paul Patrizio agreed to return shares totaling 1,289,848, which were valued at $193,476, pursuant to the terms of his resignation as an officer and director of the Company. The Company has retired these shares and has adjusted the par value of common stock and additional paid in capital to reflect this retirement.

The stockholder note payable was $594,865 at March 31, 2006. The principal amount of the note was partially repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including annual interest at 10% beginning March 1, 2006 and ending July 1, 2009

On December 31, 2005, the Company issued 300,000 shares of restricted common stock to John X. Adiletta, the Company’s President and Chief Executive Officer. These shares were issued based on the conversion of $150,000 in accrued compensation owed to John X. Adiletta at the rate of $0.50 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Note 7 - Recent Accounting Pronouncements

In December 2004, the FASB revised FASB Statement No. 123R, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” It applies in the first reporting period beginning after December 15, 2005. The adoption of Statement No. 123R (revised 2004) did not have a material impact on the Company’s financial position, liquidity, or results of operations.

Note 8 - Promissory Notes Payable

On January 17, 2004, Somerset-New Jersey closed a $175,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance. In addition to the agreement to repay the Note and interest, the investor received a 10% ownership interest in Somerset-New Jersey. As a result of this transaction, Somerset-NJ recorded a debt discount of $3,500, which was amortized over the life of the bridge financing agreements. This Note was extended to December 31, 2005. These notes are convertible at any time at the holder’s option into common stock at $0.25 per share.

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

On June 25, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. In addition to the repayment of the Note and interest, the investor received 100,000 shares of the Company’s Common Stock. This stock was valued at $15,000. As a result of this transaction, the Company has recorded a Debt Discount of $15,000, which was amortized over the life of the Promissory Note Payable, which was one year. The Company has agreed to register the Common Stock with the Securities and Exchange Commission the later of June 30, 2004 or one hundred and eighty (180) days from closing of the first acquisition, which is September 10, 2005. This stock was issued on July 1, 2004. This Note was extended to December 31, 2005. These notes are convertible at any time at the holder’s option into common stock at $0.25 per share.

On March 11, 2005, a private placement to accredited investors was completed in the amount of five hundred thousand four dollars ($504,000) with interest payable at twelve (12%) percent per annum. These investors received six month Convertible Secured Promissory Notes in the amount of $504,000 and were issued 504,000 shares of the Company’s common stock, valued at $.30 per share. The Company has agreed to register the Common Stock with the Securities and Exchange Commission within one hundred and eighty (180) days from closing, which is September 12, 2005. The registration statement was filed on September 12, 2005. This stock was issued on March 11, 2005. These Notes were extended to December 11, 2005. The total value of the shares issued and the corresponding beneficial conversion feature that was created as a result of the issuance of the shares in connection with the convertible notes totaled $151,200 and was recorded as a debt discount with a corresponding increase to equity. The total discount of $151,200 has been amortized over the original life of the loan, and is fully amortized as of December 31, 2005. These notes are convertible at any time at the holder’s option into common stock at $0.25 per share.

On April 1, 2005, a private placement to an accredited investor was completed in the amount of twenty thousand dollars ($20,000) with interest payable at twelve (12%) percent per annum. This investor received a six month Convertible Secured Promissory Note in the amount of $20,000 and was issued 20,000 shares of the Company’s common stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission within one hundred and eighty (180) days from closing, which is September 30, 2005. This stock was issued on April 1, 2005. The total value of the shares issued and the corresponding beneficial conversion feature that was created as a result of the issuance of the shares in connection with the convertible notes totaled $6,000 and was recorded as a debt discount with a corresponding increase to equity. The total discount of $6,000 was amortized over the original life of the loan, and is fully amortized as of December 31, 2005. The Note is convertible at any time at the holder’s option into common stock at $0.25 per share.

Current Debt at March 31, 2006

Jan 2004 Note -	$175,000
Apr 2004 Note -	100,000
Jun 2004 Note -	100,000
Mar 2005 Notes -	504,000
Apr 2005 Note -	20,000
Stockholder Note -	162,991
sub - Total -	$1,061,991

Long Term Debt:

Stockholder Note -	431,874

Total debt -	$1,493,865

Note 9 - Acquisition Agreement

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

Note 10 - Commitments

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

Secure System, Inc. leases its facility on a year to year basis.

The employment agreements resulting from the business combination requires payments of approximately $10,000 per month until July of 2007.

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

Revenues:

Revenues of $345,317 for the three months ended March 31, 2006 increased by $271,203 over revenues of $74,114 for the three months ended March 31, 2005. The increase in revenues for the period was attributable to the March 11, 2005 merger with Secure System, Inc. Revenues for Secure, on a proforma basis, decreased $115,358 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This was primarily attributable to a decrease in Equipment Sales and Installation Revenues of $117,639 for the three months ended March 31, 2006 offset by an increase in Maintenance Revenues of $2,281 for the same period.

Costs and Expenses:

Costs and expenses for the three months ended March 31, 2006 increased to $721,706, representing an increase of $504,592 over costs and expenses of $217,114 during the three months ended March 31, 2005. The increases in costs and expenses for the three month period were attributable primarily to the March 11, 2005 merger with Secure System, Inc.

Interest Expense:

Interest expense for the three months ended March 31, 2006 increased to $43,350, from interest expense of $17,544 during the three months ended March 31, 2005. This increase is attributable to the interest from the promissory notes issued in conjunction with the March 11, 2005 merger with Secure System, Inc.

Dividends on Preferred Stock:

Dividends on preferred stock for the three months ended March 31, 2006 decreased to $89,582 from $180,000 in dividends during the three months ended March 31, 2005. This decrease is attributable to dividends recognized for the three months ended March 31, 2006 versus the nine months of dividends recognized in March 31, 2005 in conjunction with the March 11, 2005 merger with Secure System, Inc.

Net (Loss):

Net Loss for the three months ended March 31, 2006 increased by $143,577 to $509,871 from $366,294 during the three months ended March 31, 2005. The increase in net loss is primarily due to an increase in costs and expenses for the period of $535,283 offset by an increase in revenues of $271,203 that were primarily attributable to the March 11, 2005 merger with Secure System, Inc.

Liquidity and Capital Resources:

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

At March 31, 2006, the Company had negative working capital of $1,361,949.

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

Recent Accounting Pronouncements

In December 2004, the FASB revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” It applies in the first reporting period beginning after December 15, 2005. The adoption of Statement No. 123 (revised 2004) did not have a material impact on the Company’s financial position, liquidity, or results of operations.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

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

(a) Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

(b) Reports on Form 8K

On January 19, 2006, the Company filed an 8K pursuant to Item 3.02 based on the issuance of restricted shares.

On February 6, 2006, the Company filed an 8K pursuant to Item 3.02 based on the issuance of restricted shares.

On February 20, 2006, the Company filed an 8K pursuant to Item 3.02 based on the issuance of restricted shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)

Date: May 15, 2006	By:	/s/ John X. Adiletta
John X. Adiletta,
Chief Executive Officer
Chief Financial Officer