Form 10QSB
period 2006-06-30
SOMERSET INTERNATIONAL GROUP,INC.
filed 2006-08-14
CIK 350524

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

_____________

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  No /X/

As of August 14, 2006, 6,583,676 shares of the registrants Common Stock were outstanding

Transitional Small Business Format. Yes	No /X/

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

INDEX TO FORM 10-QSB

June 30, 2006

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEET

JUNE 30, 2006

ASSETS
Current Assets:
Cash	$10,005
Accounts receivable	295,156
Inventories	308,243
Prepaid expenses	61,267
Deposits	9,554
Total Current Assets	684,225

Property and equipment, net	2,686

Other Assets:
Non compete covenant, net	123,359
Customer lists, net	806,041
Software, net	119,221
Goodwill	2,200,355
Total other assets	3,248,976
TOTAL ASSETS	$3,935,887

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$640,088
Promissory notes payable	899,000
Stockholder note payable, current maturities	165,719
Employment contracts payable	25,527
Accrued interest payable	189,254
Deferred revenue	137,053
Total Current Liabilities	2,056,641

Stockholder note payable, net
of current maturities	403,095

TOTAL LIABILITIES	2,459,736

Convertible redeemable preferred stock	3,524,971

Stockholders’ Deficit:
Common Stock, 200,000,000 shares authorized,	6,583
$.001 par value, 6,583,676 shares issued and
outstanding
Capital in excess of par value	26,481,624
Accumulated deficit	(28,537,027)
Total Stockholders’ Deficit	(2,048,820)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,935,887

The Notes to Consolidated Financial Statements are an integral part of this Statement.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2006 AND 2005

	Three	Months	Six	Months
	2006	2005 (Restated Note 3)	2006	2005 (Restated Note 3)
Revenues
Equipment Sales	$123,140	$177,591	$198,598	$190,582
Installation Revenues	199,959	130,647	235,385	144,447
Subscription Revenues	59,001	59,001	118,002	72,323
Maintenance Revenues	179,459	175,747	354,891	209,748

Total revenues	561,559	542,986	906,876	617,100

Costs and expenses
Material cost of systems	61,674	88,519	98,181	95,176
Overhead cost	62,637	75,924	119,624	92,820
Install and service costs	132,066	156,617	266,640	194,256
Engineering and development	41,924	39,172	81,130	46,251
Selling and marketing expense	36,114	32,037	74,063	34,579
Gen and admin expense	265,405	269,509	617,540	377,496
Amortization expense	62,475	62,473	124,948	99,962
Depreciation expense	1,875	3,654	3,750	4,479

Total costs and expenses	664,170	727,905	1,385,876	945,019

Loss from operations	(102,611)	(184,919)	(479,000)	(327,919)

Other Expense
Amortization of debt discount	--	(89,314)	--	(114,514)
Interest expense	(41,476)	(42,482)	(84,826)	(60,026)
Total other expense		(131,796)	(84,826)	(174,540)

Loss before income taxes	(144,087)	(316,715)	(563,826)	(502,459)

Provision for income taxes	--	800	550	1,350

Net Loss	$(144,087)	$(317,515)	$(564,376)	$(503,809)

Dividends on preferred stock	(89,582)	(60,000)	(179,164)	(240,000)
Net loss attributable to
Common stockholders	$(233,669)	$(377,515)	$(743,540)	$(743,809)

Basic loss per common share	$(0.04)	$(0.07)	$(0.12)	$(0.14)
Weighted Average Number of
Common Shares	6,244,858	4,991,256	6,096,421	5,249,732

The Notes to Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING JUNE 30, 2006 AND 2005

	2006	2005 (Restated Note 3)
Cash Flows From Operating Activities:
Net Loss	$(564,376)	$(503,809)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Amortization of debt discount	--	114,514
Amortization	124,948	99,962
Depreciation	3,750	4,479
Stock issued for services	115,000	15,625

Changes in operating assets and liabilities:
Accounts receivable	(92,908)	(145,704)
Inventories	31,690	17,481
Other current assets	(31,643)	13,535
Accounts payable and accrued expenses	227,575	168,883
Accrued interest payable	58,680	47,330
Employment contracts payable	(18,590)	(76,985)
Deferred revenue	115,683	(101,016)
Net Cash Used by Operating Activities	(30,191)	(345,705)

Cash Flows From Investing Activities:
Acquisition of subsidiary,
net of cash acquired	--	14,810
Purchase of equipment	--	(3,071)
Net Cash Provided by Investing Activities	--	11,739

Cash Flows From Financing Activities:
Payment of note payable	--	(53,503)
Proceeds from issuance of promissory notes	--	524,000
Proceeds from issuance of stock	40,000	25,000
Proceeds from insurance on vehicle	10,382
Payment of stockholders note payable	(51,673)	(150,000)
Net Cash Provided (Used) by `Financing Activities	(1,291)	345,497

Net Change in Cash	(31,482)	11,531
Cash at Beginning of the Period	41,487	115
Cash at End of the Period	$10,005	$11,646

Non Cash Investing and Financing Activities:
Common stock issued in connection with
private placement of notes	$--	$157,200
Accrual of preferred stock dividends	$179,164	$240,000
Convertible redeemable preferred
stock issued in business combination	$--	$3,000,004
Stock issued for officer loan	$34,357	$--

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

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of June 30, 2006 and 2005 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of June 30, 2006 and the results of its consolidated operations and its consolidated cash flows for the three and six month periods ended June 30, 2006 and 2005.

The Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of results for the full year.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue which is adequate to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern and the Company has an accumulated deficit of approximately $28,537,000. Management is actively involved in exploring business opportunities which they believe will allow the Company to increase shareholder’s value and allow it to continue as a going concern. As of March 11, 2005, the Company has acquired a company that provides wireless security products (Note 9). The Company will require financing to fund its current operations and will require additional financing to acquire or develop other business opportunities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On March 11, 2005, a private placement to accredited investors was completed in the amount of five hundred four thousand dollars ($504,000) with interest payable at twelve (12%) percent per annum. These investors received six month Convertible Secured Promissory Notes in the amount of $504,000 and were issued 504,000 shares of the Company’s common stock. The Company has agreed to file a registration statement to register the Common Stock with the Securities and Exchange Commission within one hundred and eighty (180) days from closing, which was September 10, 2005. This stock was issued on March 11, 2005.

Note 2 - Significant Accounting Policies

A.	Accounts Receivables

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivables are stated at the amount billed to the customer. Interest is not billed or accrued. Accounts receivables in excess of 90 days old are considered delinquent. Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice. The Company does not have an allowance for doubtful accounts as of June 30, 2006 based on their historical collectability.

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

Currently, Secure has four customers which accounted for all of their revenues. While our goal is to diversify our customer base, we expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues for the foreseeable future.     Significant reductions in sales to any of our customers may have a material adverse effect on us by reducing our revenues and our gross margins.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Stock and warrants issued for employee compensation services have been determined based on the value of the instrument issued at date of issuance for such services. In addition, during 2005 and 2006 the Company issued warrants as part of certain sales of common stock. The value of these warrants has been included in additional paid in capital as part of the value of the overall stock sale. See New Accounting Pronouncements for discussion on FAS 123R.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended June 30, 2006 and 2005, 115,000 and 0 of common stock equivalent shares were excluded from the computation of diluted net loss per share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Note 3 – Restatement

The June 30, 2005 financial statements have been restated to reflect the effects of three accounting corrections for amounts reported in the June 30, 2005 Form 10QSB. Those corrections include (1) the recognition of amortization expense on certain intangible assets for which final allocation and determination of amounts and corresponding useful lives had not been determined with the previous filing, (2) shares returned by a former shareholder that were previously recorded with underlying footnote disclosure as non-cash other income, but have been reversed with these restated financial statements and (3) the recognition of covenants not to compete pursuant to certain employment agreements that were not previously reflected in the prior June 30, 2005 Form 10QSB filing. The effect of these restatements is a revision of the Company’s statement of operations to reflect a restated net loss of approximately $504,000 ($.10 per share), representing a decrease of $217,000 ($.05 per share) from previously reported net loss of approximately $287,000 ($.05 per share).

 Note 4 – Stockholders Deficit

The preferred stock of the Company had a par value of $.001 per share and 1,000,000 shares were authorized issued and outstanding as of December 31, 2003. These shares were converted to common stock during 2004.

Under the Amended Restated Certificate of Incorporation dated February 24, 2004, the preferred stock of the Company has a par value of $.001 per share and 100,000,000 shares have been authorized to be issued. No shares of preferred stock were issued or outstanding at June 30, 2006.

Under the Amended Restated Certificate of Incorporation dated February 24, 2004, the common stock of the Company has a par value of $.001 per share and 200,000,000 shares have been authorized to be issued.

In January 2006, the Company approved the issuance of 300,000 shares of common stock for consulting services rendered at $.20 per share. The stock was issued on January 19, 2006.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In February 2006, a private placement to an accredited investor was completed in the amount of ten thousand dollars ($10,000). The investor was issued 50,000 shares of the Company’s common stock. The stock was issued on February 6, 2006.

In February 2006, the Company approved the issuance of 100,000 shares of common stock for consulting services rendered at $.20 per share. The stock was issued on February 6, 2006.

In May 2006, a private placement to two accredited investors was completed in the amount of thirty thousand dollars ($30,000) at $.20 per share. The investors were issued 150,000 shares of the Company’s common stock and warrants to purchase 30,000 shares of common stock expiring three years from issuance. The stock was issued on May 26, 2006.

In May 2006, the Company approved the issuance of 175,000 shares of common stock for advisory services rendered at $.20 per share. The stock was issued on May 26, 2006.

In June, 2006, the Company approved the issuance of 175,781 shares of common stock to an officer of the Company as a full payment for an officer advance of $34,357 to the Company at $.20 per share.

Note 5 – Series A Convertible Redeemable Preferred Stock

As of June 30, 2006, 2,986,059 shares of Series A Redeemable Convertible Preferred Stock are issued and outstanding and 538,912 shares of Series A Redeemable Convertible Preferred Stock which are reserved for issuance for accrued dividends are held by the previous Secure Systems, Inc. shareholders. Holders of our Series A Convertible Preferred Stock are not entitled to vote at any meeting of the shareholders or by consent given in lieu of a meeting of the shareholders with respect to any matters presented to the stockholders of the Corporation for their action or consideration.

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

The stockholder note payable was $568,814 at June 30, 2006. The principal amount of the note was partially repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including annual interest at 10% beginning March 1, 2006 and ending July 1, 2009

On December 31, 2005, the Company issued 300,000 shares of restricted common stock to John X. Adiletta, the Company’s President and Chief Executive Officer. These shares were issued based on the conversion of $150,000 in accrued compensation owed to John X. Adiletta at the rate of $0.50 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On June 30, 2006, the Company issued 175,781 shares of restricted common stock to John X. Adiletta, the Company’s President and Chief Executive Officer. These shares were issued based on the conversion of $34,357 in advances made to the Company by John X. Adiletta at the rate of $0.20 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) has published FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Jan 2004 Note -	$175,000
Apr 2004 Note -	100,000
Jun 2004 Note -	100,000
Mar 2005 Notes -	504,000
Apr 2005 Note -	20,000
Stockholder Note -	165,719
sub - Total -	$1,064,719

Long Term Debt:

Stockholder Note -	403,095

Total debt -	$1,467,814

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

Note 10 - Commitments

The Company has entered into employment agreements with two officers that became effective January 6, 2004. The employment agreements have a term of five years. In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year’s salary, The officers have signed an additional agreement, in which they have agreed to waive any claims for payment of salary and auto, mobile phone, and medical benefits provided for in their employment agreements. The additional agreement was for the period of October 1, 2004 though June 30, 2005.

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

Revenues:

Revenues of $561,559 and $906,876 for the three and six months ended June 30, 2006 respectively, increased by $18,573 and $289,776 over revenues of $542,986 and $617,100 for the three and six months ended June 30, 2005. The increase in revenues for the period was attributable to the March 11, 2005 merger with Secure System, Inc. Revenues for Secure, on a proforma basis, increased by $18,573 for the three months ended June 30, 2006 and decreased by $81,793 for the six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005. This was primarily attributable to a decrease in Equipment Sales and Installation Revenues of $102,778 for the six months ended June 30, 2006 offset by an increase in Maintenance Revenues of $20,985 for the same period.

Costs and Expenses:

Costs and expenses for the three months ended June 30, 2006 decreased to $664,170 for the six months ended June 30, 2006 and increased to $1,385,876, representing an decrease of $63,735 and an increase of $280,849 respectively, over costs and expenses of $727,905 and $945,019 during the three and six months ended June 30, 2005. The decrease in costs and expenses for the three months ended June 30, 2006 were attributable primarily to a reduction in general and administrative expenses while the increases in costs and expenses for the six month period were attributable primarily to the March 11, 2005 merger with Secure System, Inc.

Interest Expense:

Interest expense for the three and six months ended June 30, 2006 was $41,476 and $84,826 respectively. This varied from interest expense of $42,482 and $60,026 during the three and six months ended June 30, 2005. The decrease for the three months is attributable to lower outstanding balances on the stockholder note payable while the increase for the six months is attributable to the interest from the promissory notes issued in conjunction with the March 11, 2005 merger with Secure System, Inc.

Dividends on Preferred Stock:

Dividends on preferred stock for the three ended June 30, 2006 increased to $89,582 from $60,000 for the three months ended June 30, 2005. Dividends for the six months ended June 30, 2006 were $179,164 representing a decrease from $240,000 in dividends during the six months ended June 30, 2005. This increase for the three months is attributable to dividends recognized in conjunction with the March 11, 2005 merger with Secure System, Inc. The decrease for the six months ended June 30, 2006 from June 30, 2005 is due to the additional dividends recognized in conjunction with the March 11, 2005 merger with Secure System, Inc.

Net (Loss):

Net Loss attributable to common shareholders for the three and six months ended June 30, 2006 was $233,669 and $743,540 respectively. This varied from a net loss attributable to common shareholders of $377,515 and $743,809 during the three and six months ended June 30, 2005. The decrease for the three months is attributable to the reasons stated above as well as a reduction of $89,314 in amortization of debt discount while the increase for the six months is attributable to the increase in costs and expenses recognized in conjunction with the March 11, 2005 merger with Secure System, Inc.

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

At June 30, 2006, the Company had negative working capital of $1,369,688.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) has published FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2.	Changes in Securities.

             On May 26, 2006, the Company approved the issuance of 75,000 shares of restricted common stock to Joshua Emanuel pursuant to a stock purchase agreement at $.20 per shares for a total of $15,000. In addition, the Company issued Mr. Emanuel warrants to purchase a total of up to 15,000 shares of common stock at a per share purchase price of: $.30 if exercised within twelve months from the date of the agreement; $.40 if exercised within 12 months to 24 months from the date of the agreement and $.50 if exercised within 24 months to 36 months from the date of the Agreement. Such shares and warrants were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On May 26, 2006, the Company approved the issuance of 75,000 shares of restricted common stock to Randa Globerman pursuant to a stock purchase agreement at $.20 per shares for a total of $15,000. In addition, the Company issued Ms. Globerman warrants to purchase a total of up to 15,000 shares of common stock at a per share purchase price of: $.30 if exercised within twelve months from the date of the agreement; $.40 if exercised within 12 months to 24 months from the date of the agreement and $.50 if exercised within 24 months to 36 months from the date of the Agreement. Such shares and warrants were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On May 26, 2006, the Company approved the issuance of 175,000 shares of restricted common stock to Dominick & Dominick, LLC pursuant to a Advisory Agreement dated May 17, 2006. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On June 30, 2006, the Company approved the issuance of 171,785 shares of restricted common stock to John X. Adiletta as a full payment for the his Officer Advance of $34,357 as shown on the books and records of the Company. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

(b) Reports on Form 8K

On May 26, 2006, the Company filed an 8K pursuant to Item 3.02 based on the issuance of restricted shares.

On June 30, 2006, the Company filed an 8K pursuant to Item 3.02 based on the issuance of restricted shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)

Date: August 14, 2006	By:	/s/ John X. Adiletta
John X. Adiletta,
Chief Executive Officer
Chief Financial Officer