Form 10QSB
period 2006-09-30
SOMERSET INTERNATIONAL GROUP,INC.
filed 2006-11-14
CIK 350524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-QSB
_____________

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes / / No /X/

Transitional Small Business Format.
Yes/ /  No /X/

As of November 14, 2006, 6,908,676 shares of the registrants Common Stock were outstanding.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

INDEX TO FORM 10-QSB
September 30, 2006

Part I - Financial Information	Page

Item 1. Financial Statements:

Consolidated Balance Sheet (Unaudited) - September 30, 2006	3

Unaudited Consolidated Statements of Operations for the Three
and Nine Months Ended September 30, 2006 and 2005 (Restated)	4

Unaudited Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2006 and 2005 (Restated)	5

Notes to the Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
17

Item 3. Controls and Procedures	22

Part II - Other Information:

Item 1. Legal Proceedings	23

Item 2. Changes in Securities	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	24

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006

ASSETS
Current Assets:
Cash	$4,450
Accounts receivable	174,265
Inventories	274,098
Prepaid expenses	39,582
Deposits	9,554
Total Current Assets	501,949

Property and equipment, net	811

Other Assets:
Non compete covenant, net	115,649
Customer lists, net	770,482
Software, net	101,339
Goodwill	2,200,355
Total other assets	3,187,825
TOTAL ASSETS	$3,690,585

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$709,452
Promissory notes payable	899,000
Stockholder note payable, current maturities	169,898
Employment contracts payable	16,233
Accrued interest payable	211,484
Deferred revenue	29,179
Total Current Liabilities	2,035,246

Stockholder note payable, net
of current maturities	359,021

TOTAL LIABILITIES	2,394,267

Convertible redeemable preferred stock	3,614,553

Stockholders’ Deficit:
Common Stock, 200,000,000 shares authorized,	6,909
$.001 par value, 6,908,676 shares issued and
outstanding
Capital in excess of par value	26,546,298
Accumulated deficit	(28,871,442)
Total Stockholders’ Deficit	(2,318,235)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,690,585

The Notes to Consolidated Financial Statements are an integral part of this Statement.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2006 AND 2005

	Three	Months	Nine	Months
	2006	2005 (Restated Note 3)	2006	2005 (Restated Note 3)
Revenues
Equipment Sales	$158,643	$43,257	$357,241	$233,839
Installation Revenues	85,315	134,512	320,700	278,959
Subscription Revenues	38,441	59,000	156,443	131,323
Maintenance Revenues	191,694	168,594	546,585	378,342

Total revenues	474,093	405,363	1,380,969	1,022,463

Costs and expenses
Material cost of systems	61,919	22,310	160,100	117,486
Overhead cost	72,140	58,774	191,764	151,594
Install and service costs	123,878	164,905	390,518	359,161
Engineering and development	40,454	36,841	121,584	83,092
Selling and marketing expense	48,978	27,712	123,041	62,291
Gen and admin expense	266,349	270,564	883,889	648,060
Amortization expense	62,474	62,472	187,422	162,434
Depreciation expense	1,875	3,654	5,625	8,133

Total costs and expenses	678,067	647,232	2,063,943	1,592,251

Loss from operations	(203,974)	(241,869)	(682,974)	(569,788)

Other Expense
Amortization of debt discount	--	(53,400)	--	(167,914)
Interest expense	(40,859)	(42,131)	(125,685)	(102,157)
Total other expense	(40,859)	(95,531)	(125,685)	(270,071)

Loss before income taxes	(244,833)	(337,400)	(808,659)	(839,859)

Provision for income taxes	--	--	550	1,350

Net Loss	(244,833)	(337,400)	(809,209)	(841,209)

Dividends on preferred stock	(89,582)	(60,000)	(268,746)	(300,000)
Net loss attributable to
Common stockholders	$(334,415)	$(397,400)	$(1,077,955)	$(1,141,209)

Basic loss per common share	$(0.05)	$(0.08)	$(0.17)	$(0.22)
Weighted Average Number of
Common Shares	6,649,709	5,179,332	6,282,877	5,226,007

The Notes to Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2006 AND 2005

	2006	2005 (Restated Note 3)
Cash Flows From Operating Activities:
Net Loss	$(809,209)	$(841,209)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Amortization of debt discount	--	167,914
Amortization	187,422	162,434
Depreciation	5,625	8,133
Stock issued for services	120,000	15,875

Changes in operating assets and liabilities:
Accounts receivable	27,983	415
Inventories	65,835	9,353
Other current assets	(9,958)	13,555
Accounts payable and accrued expenses	334,579	288,496
Accrued interest payable	80,910	73,775
Employment contracts payable	(31,847)	(118,307)
Deferred revenue	7,809	(139,459)
Net Cash Used by Operating Activities	(20,851)	(359,025)

Cash Flows From Investing Activities:
Acquisition of subsidiary,
net of cash acquired	--	14,810
Purchase of equipment	--	(4,401)
Net Cash Provided by Investing Activities	--	10,409

Cash Flows From Financing Activities:
Payment of note payable	--	(53,503)
Proceeds from issuance of promissory notes	--	524,000
Proceeds from issuance of stock	65,000	50,000
Proceeds from insurance on vehicle	10,382	--
Payment of stockholders note payable	(91,568)	(150,000)
Net Cash Provided (Used) by `Financing Activities	(16,186)	370,497

Net Change in Cash	(37,037)	21,881
Cash at Beginning of the Period	41,487	115
Cash at End of the Period	$4,450	$21,996

Non Cash Investing and Financing Activities:
Common stock issued in connection with
private placement of notes	$--	$157,200
Accrual of preferred stock dividends	$268,746	$300,000
Convertible redeemable preferred
stock issued in business combination	$--	$3,000,004
Stock issued for officer loan/advances	$69,357	$--
The Notes to Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Business and Basis of Presentation:

A.     Nature of the Business:

Somerset International Group, Inc. (“Somerset”) was incorporated under the laws of the State of Delaware in 1968 and commenced operations in 1972. Effective December 31, 2001, Somerset (formerly known as ORS Automation, Inc.) ceased conducting operations. The decision to cease operations was made prior to the year end after our two principal customers, who accounted for substantially all of our sales, canceled all orders for products in the foreseeable future and based upon the general decline in electronics manufacturing activity. Our current activity is the acquisition of profitable and near term profitable private small and medium sized businesses that provide proprietary security products and solutions for people and enterprises - from personal safety to information security - and maximizing the profitability of our acquired entities and to act as a holding company for such entities. On July 7, 2004, we entered into a Plan and Agreement of Merger with Secure Systems, Inc., a New Jersey corporation, which provides wireless security products and services marketed throughout the United States. The acquisition was completed on March 11, 2005 (see Note 9). Our executive office is located at 90 Washington Valley Road, Bedminster, New Jersey.

B.          Basis of Presentation:
The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of September 30, 2006 and 2005 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of September 30, 2006 and the results of its consolidated operations and its consolidated cash flows for the three and nine month periods ended September 30, 2006 and 2005.

The Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of results for the full year.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue which is adequate to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern and the Company has an accumulated deficit of approximately $2,318,000. Management is actively involved in exploring business opportunities which they believe will allow the Company to increase shareholder’s value and allow it to continue as a going concern. As of March 11, 2005, the Company has acquired a company that provides wireless security products (Note 9).

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

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivables are stated at the amount billed to the customer. Interest is not billed or accrued. Accounts receivables in excess of 90 days old are considered delinquent. Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice. The Company does not have an allowance for doubtful accounts as of September 30, 2006 based on their historical collectability.

B.	Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements are stated at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets ranging from two to seven years. Leasehold improvements are deprecated over the lesser of their useful lives or the term of the lease. Expenditures for maintenance and repairs are charged to expense as incurred.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

        L.  Loss Per Share:

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128), and utilizes guidance provided by SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended September 30, 2006 and 2005, 115,000 and 0 of common stock equivalent shares were excluded from the computation of diluted net loss per share.

        M. Goodwill and Intangible Assets:

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards (“SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to software, customer lists, covenant not to compete and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally three to seven years.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets used in operations are reviewed for impairment whenever events or change circumstances indicate that carrying amounts may not be recoverable. For long-1ived assets to be held used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between carrying amount and fair value.

Note 3 - Restatement

The September 30, 2005 financial statements have been restated to reflect the effects of three accounting corrections for amounts reported in the June 30, 2005 Form 10QSB. Those corrections include (1) the recognition of amortization expense on certain intangible assets for which final allocation and determination of amounts and corresponding useful lives had not been determined with the previous filing, (2) shares returned by a former shareholder that were previously recorded with underlying footnote disclosure as non-cash other income, but have been reversed with these restated financial statements and (3) the recognition of covenants not to compete pursuant to certain employment agreements that were not previously reflected in the prior June 30, 2005 Form 10QSB filing. The effect of these restatements is a revision of the Company’s statement of operations to reflect a restated net loss of approximately $841,000 ($.16 per share), representing an increase of $337,000 ($.02 per share) from previously reported net loss of approximately $504,000 ($.12 per share).

 Note 4 - Stockholders Deficit

        The preferred stock of the Company had a par value of $.001 per share and 1,000,000 shares were authorized issued and outstanding as of December 31, 2003. These shares were converted to common stock during 2004.

        Under the Amended Restated Certificate of Incorporation dated February 24, 2004, the preferred stock of the Company has a par value of $.001 per share and 100,000,000 shares have been authorized to be issued. No shares of preferred stock were issued or outstanding at September 30, 2006.

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

In June, 2006, the Company approved the issuance of 171,785 shares of common stock to an officer of the Company as a full payment for an officer advance of $34,357 to the Company at $.20 per share.

In August, 2006, a private placement to an accredited investor was completed in the amount of twenty-five thousand dollars ($25,000) at $.20 per share. The investor was issued 125,000 shares of the Company’s common stock and warrants to purchase 25,000 shares of common stock expiring three years from issuance. The stock was issued on August 15, 2006.

In September, 2006, the Company approved the issuance of 175,000 shares of common stock to an officer of the Company as a full payment for officer advances of $35,000 at $.20 per share.

In September 2006, the Company approved the issuance of 25,000 shares of common stock for legal services rendered at $.20 per share. The stock was issued on October 16, 2006.

Note 5 - Series A Convertible Redeemable Preferred Stock

As of September 30, 2006, 2,986,059 shares of Series A Redeemable Convertible Preferred Stock are issued and outstanding and 538,912 shares of Series A Redeemable Convertible Preferred Stock which are reserved for issuance for accrued dividends are held by the previous Secure Systems, Inc. shareholders. Holders of our Series A Convertible Preferred Stock are not entitled to vote at any meeting of the shareholders or by consent given in lieu of a meeting of the shareholders with respect to any matters presented to the stockholders of the Corporation for their action or consideration.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Holders of Series A Convertible Preferred Stock are entitle to receive, out of the assets of the Corporation legally available for the payment of dividends, dividends payable in cash. Dividends accrued at the rate of eight cents ($.08) per share per annum until January 15, 2006 and at the rate of twelve cents ($.12) per share per annum thereafter. Dividends upon the Series A Convertible Preferred Stock are cumulative and accrue from the date of original issue. Dividends shall cease to accrue upon the Conversion Date with respect to any shares of Series A Preferred Stock converted. No cash dividend may be declared and paid or set apart for payment upon the Corporation’s Common Stock until any accrued dividend on any outstanding shares of Series A Preferred Stock has been fully paid or declared and set apart for payment. Our Board of Directors will have sole discretion with regard to whether dividends will be paid in cash or stock.

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

In September 2006, the Company filed a Form 8K that the Company had, by a vote of a majority of its holders of Series A Convertible Preferred Stock, approved an amendment to its Articles of Incorporation by modifying the Certificate of Designations of its Series A Convertible Preferred Stock effective September 29, 2006 as follows:

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

        The Conversion Price for purposes of calculating the Conversion Rate was decreased from $.90 per share to $0.40 per share if conversion occurs within 12 months of the filing of the amendment; $.60 per share if conversion occurs between 12 and 24 months; or $80 per share thereafter.; and when the Company either completes an acquisition of an entity with in excess of $5.0 million in annual operating revenues or causes an acquisition to be completed by its subsidiary, Secure Systems, Inc. of an entity with in excess of $2.0 million dollars in annual operating revenue then the Company will no longer be required to redeem the Series A Convertible Preferred Stock as set in Section 5.1 of the original certificate of designation filed on March 11, 2006 and amended on December 27, 2005.

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

  The stockholder note payable was $528,919 at September 30, 2006. The principal amount of the note was partially repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including annual interest at 10% beginning March 1, 2006 and ending July 1, 2009

  On December 31, 2005, the Company issued 300,000 shares of restricted common stock to John X. Adiletta, the Company’s President and Chief Executive Officer. These shares were issued based on the conversion of $150,000 in accrued compensation owed to John X. Adiletta at the rate of $0.50 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

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

On September 29, 2006, the Company issued 175,000 shares of restricted common stock to John X. Adiletta, the Company’s President and Chief Executive Officer. These shares were issued based on the conversion of $35,000 in expenses due John X. Adiletta at the rate of $0.20 per share.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Note 7 - Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised FASB Statement No. 123R, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” It applies in the first reporting period beginning after December 15, 2005. The adoption of Statement No. 123R (revised 2004) did not have a material impact on the Company’s financial position, liquidity, or results of operations.

In July 2006, the FASB has published FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, and (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. Management is currently evaluating the effect SFAS No. 157 will have on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires companies to recognize the over-funded or under-funded status of their defined benefit postretirement plans as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company will adopt SFAS No. 158 on December 31, 2006. The adoption of SFAS No. 158 is not expected to have a material effect on the Company’s financial condition or results of operations.

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

Current Debt at September 30, 2006

Jan 2004 Note -	$175,000
Apr 2004 Note -	100,000
Jun 2004 Note -	100,000
Mar 2005 Notes -	504,000
Apr 2005 Note -	20,000
Stockholder Note -	169,898
sub - Total -	$1,068,898

Long Term Debt:

Stockholder Note -	359,021

Total debt -	$1,427,919

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

Effective January 1, 2002, our principal activity was to search for opportunities to maximize the value of its tangible and intangible assets. Our current activity is the acquisition of profitable and near term profitable private small and medium sized businesses that provide proprietary security products and solutions for people and enterprises - from personal safety to information security - and maximizing the profitability of our acquired entities and to act as a holding company for such entities. On July 7, 2004, we entered into an Agreement and Plan of Merger with a Secure Systems, Inc. which provides wireless security products and services. The closing was subject to a financing for an investment of five hundred thousand dollars ($500,000) to provide working capital to the merged company. In addition, we issued three million and four dollars ($3,000,004) of Redeemable Convertible Preferred Stock to the shareholders of Secure Systems and assumed five hundred five thousand dollars ($505,000) of existing indebtedness plus accrued interest. The financing for the acquisition was completed on March 11, 2005, and the merger was closed on March 11, 2005.

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

Revenues:

  Revenues of $474,093 and $1,380,969 for the three and nine months ended September 30, 2006 respectively, increased by $68,730 and $358,506 over revenues of $405,363 and $1,022,463 for the three and nine months ended September 30, 2005. The increase in revenues for the period was attributable to an increase in Equipment Sales and Maintenance Revenues of $138,486 which was offset by a decrease of $69,756 in Installation and Subscription Revenues. The increase in revenues for the nine months was attributable to an increase in all revenue categories. Secure revenues, on a proforma basis, increased by $68,730 for the three months ended September 30, 2006 and decreased by $13,063 for the nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005. This was primarily attributable to a net decrease in Equipment Sales and Installation Revenues of $36,589 for the nine months ended September 30, 2006 offset by a net increase in Subscription and Maintenance Revenues of $23,526 for the same period.

Costs and Expenses:

  Costs and expenses for the three and nine months ended September 30, 2006 increased by $30,835 and $471,692 to $678,067 and $2,063,943 respectively over costs and expenses of $647,232 and $1,592,251 for the three and nine months ended September 30, 2005. The increase in costs and expenses for the three months ended September 30, 2006 were attributable primarily to an increase in material costs of systems, overhead expenses, installation and service costs, and engineering and development of $15,561 which directly relate to the increase in revenues for the period. The increases in costs and expenses for the nine month period were attributable primarily to the March 11, 2005 merger with Secure System, Inc. On a proforma basis, costs and expenses increased by $23,115 for the nine months ended September 30, 2006.

Interest Expense:

Interest expense for the three and nine months ended September 30, 2006 was $40,859 and $125,685 respectively. This varied from interest expense of $42,131 and $102,157 during the three and nine months ended September 30, 2005. The decrease for the three months is attributable to lower outstanding balances on the stockholder note payable while the increase for the nine months is attributable to the interest from the promissory notes issued in conjunction with the March 11, 2005 merger with Secure System, Inc.

Dividends on Preferred Stock:

Dividends on preferred stock for the three and nine months ended September 30, 2006 increased to $89,582 from $60,000 for the three months ended September 30, 2005. Dividends for the nine months ended September 30, 2006 were $268,746 representing a increase from $300,000 in dividends during the nine months ended September 30, 2005. This increase for the three months is attributable to increase in the dividend rate recognized in conjunction with the First Amendment to the Series A Preferred Stock. The dividend rate increased to 12% per annum from 8% per annum effective January 16, 2006. The decrease for the nine months ended September 30, 2006 from September 30, 2005 is due to the additional dividends recognized, at closing, in conjunction with the March 11, 2005 merger with Secure System, Inc.

Net (Loss):

Net Loss attributable to common shareholders for the three and nine months ended September 30, 2006 was $334,415 and $1,077,955 respectively. This decreased from a net loss attributable to common shareholders of $397,400 and $1,141,209 during the three and nine months ended September 30, 2005. The decrease for the three months is attributable to the reasons stated above as well as a reduction of $167,914 in amortization of debt discount while the increase for the nine months is attributable to the increase in costs and expenses recognized in conjunction with the March 11, 2005 merger with Secure System, Inc.

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

   At September 30, 2006, the Company had negative working capital of $1,533,303.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” It applies in the first reporting period beginning after December 15, 2005. The adoption of Statement No. 123 (revised 2004) did not have a material impact on the Company’s financial position, liquidity, or results of operations.

In July 2006, the FASB has published FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, and (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. Management is currently evaluating the effect SFAS No. 157 will have on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires companies to recognize the over-funded or under-funded status of their defined benefit postretirement plans as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company will adopt SFAS No. 158 on December 31, 2006. The adoption of SFAS No. 158 is not expected to have a material effect on the Company’s financial condition or results of operations.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2.  Changes in Securities.

On August 15, 2006, the Company approved the issuance of 125,000 shares of restricted common stock to Karl Kaplan pursuant to a stock purchase agreement at $.20 per shares for a total of $25,000. In addition, the Company issued Mr. Kaplan warrants to purchase a total of up to 25,000 shares of common stock at a per share purchase price of: $.30 if exercised within twelve months from the date of the agreement; $.40 if exercised within 12 months to 24 months from the date of the agreement and $.50 if exercised within 24 months to 36 months from the date of the Agreement. Such shares and warrants were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On September 29, 2006, the Company approved the issuance of 175,000 shares of restricted common stock to John X. Adiletta as full payment for officer expenses of $35,000 at $.20 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On September 29, 2006, the Company approved the issuance of 15,625 shares of restricted common stock to Linda Michaels and 9,375 shares to Sichenzia Ross Friedman Ference, LLP as payment for legal expenses of $5,000 at $.20 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

There have been no notices of default provided to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

(a) Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

(b) Reports on Form 8K

On August 15, 2006, the Company filed an 8K pursuant to Item 3.02 based on the issuance of restricted shares.

On October 4, 2006, the Company filed an 8K pursuant to Item 3.02 based on the issuance of restricted shares and Item 5.03 based on an amendment to the articles of
Incorporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)

Date: November 14, 2006	By:	/s/ John X. Adiletta
John X. Adiletta,
Chief Executive Officer
Chief Financial Officer