Form 10KSB
period 2006-12-31
SOMERSET INTERNATIONAL GROUP,INC.
filed 2007-04-02
CIK 350524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
------------------------------------------------------

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year: $1,740,391

As of March 29, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was $596,197 based upon a last sales price on such date of $0.20.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No
As of March 29, 2007, 7,043,676 shares of the registrants Common Stock were outstanding.

Transitional Small Business Disclosure Format: Yes No /X/

Transfer Agent as of March 29, 2007:	American Stock Transfer & Trust Co. 6201 15th Avenue Brooklyn NY 11219

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

Pursuant to the Agreement and Plan of Merger (the “Agreement”) between us, Secure System, Inc. (“Secure” or “SSI”), a New Jersey corporation; and SECSYS Acquisition Corp. (“SECSYS”), a New Jersey corporation and our wholly owned subsidiary, Secure merged into SECSYS and as the surviving entity of the merger became our wholly owned subsidiary. In consideration for the acquisition of all of the outstanding shares of Secure, we paid a total of $500,000 to Secure to be used as working capital and issued a total of 3,000,004 shares of our Series A Convertible Preferred Stock to the shareholders of Secure. These shares of Preferred Stock are convertible into shares of our common shares at the option of the shareholder at the conversion rate of $.40 per share until September 30, 2007, $.60 per share until September 30, 2008, and $.80 per share thereafter.

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

(d) 2006 Revenues

Somerset had revenues of $1,740,391 in fiscal 2006.

(e) Patents and Trademarks

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

(f) Employees

As of March 29, 2007, Somerset has 1 employee and Secure has 16 employees. These employees include 4 in manufacturing and engineering, 1 in sales and marketing, 9 in service and installation, and 2 in administration. No employees are currently covered under collective bargaining agreements.

Item 2. Description of Property

Somerset’s executive office is located at 90 Washington Valley Road, Bedminster, New Jersey, 07921. The Company leases such space on a month to month basis.

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

Our common stock is currently traded on the OTC Bulletin Board under the symbol “SOSI.” Our common stock has been quoted on the OTC Bulletin Board since November 10, 2004. The following table sets forth the range of high and low bid quotations for each quarter of calendar year 2005, and the first quarter of calendar year 2006 up to March 29, 2007. These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Year	Period	High	Low
2006	First	$0.35	$0.10
2006	Second	$0.40	$0.20
2006	Third	$0.20	$0.20
2006	Fourth	$0.25	$0.18
2007	First	$0.22	$0.13

As of December 31, 2006, there were approximately 567 holders of record of Somerset’s common stock.

Dividends

We have never paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. The payment of future cash dividends by us on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, financial condition, cash flows, capital requirements and other considerations as our board of directors may consider relevant. Although dividends are not limited currently by any agreements, it is anticipated that future agreements, if any, with institutional lenders or others may limit our ability to pay dividends on our common stock. Notwithstanding the above, we have agreed to issue dividends to the holders of Series A Preferred Stock as set forth above. We are not statutorily prohibited from paying dividends.

Warrants

As of December 31, 2006, 140,000 warrants have been issued to seven warrant holders. The warrant holders are entitled to purchase fully paid and nonassessable shares of the our common stock, $.001 par value per share at a per share purchase price in the following manner: 25,000 exercisable at $.30 if exercised within the twelve months from June 30, 2005, the date of the warrant; $.40 if exercised within 12 months to 24 months from the date of the warrant; and $.50 if exercised within 24 months to 36 months from the date of the warrant, 25,000 exercisable at $.30 if exercised within the twelve months from August 19, 2005, the date of the warrant; $.40 if exercised within 12 months to 24 months from the date of the warrant; and $.50 if exercised within 24 months to 36 months from the date of the warrant, 15,000 exercisable at $.30 if exercised within the twelve months from October 21, 2005, the date of the warrant; $.40 if exercised within 12 months to 24 months from the date of the warrant; and $.50 if exercised within 24 months to 36 months from the date of the warrant, 10,000 exercisable at $.30 if exercised within the twelve months from February 1, 2006, the date of the warrant; $.40 if exercised within 12 months to 24 months from the date of the warrant; and $.50 if exercised within 24 months to 36 months from the date of the warrant, 30,000 exercisable at $.30 if exercised within the twelve months from May 26, 2006, the date of the warrant; $.40 if exercised within 12 months to 24 months from the date of the warrant; and $.50 if exercised within 24 months to 36 months from the date of the warrant, and 25,000 exercisable at $.30 if exercised within the twelve months from August 14, 2006, the date of the warrant; $.40 if exercised within 12 months to 24 months from the date of the warrant; and $.50 if exercised within 24 months to 36 months from the date of the warrant. The warrants may be exercised in full or in part (but not of a fractional share) by the holder. In addition, the 5,000 warrants are exercisable at $.20 per share for a period of five years and 5,000 warrants are exercisable at $.18 per share for a period of five years.

Stock Option Grants

There are no options to purchase our securities outstanding. We may in the future establish an incentive stock option plan for our directors, employees and consultants.

Item 6. Management's Discussion of Financial Condition and Results of Operations

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

The table below presents selected financial data for Somerset for the past two years.

Results of Operations

For The Year Ended December 31,	2006	2005

Sales	$1,740,391	$1,539,560

Operating Expenses	2,715,126	2,262,127

Loss from Operations	(974,735)	(722,567)

Net Loss attributable to Common Stockholders	(1,495,687)	(1,396,260)

Basic Loss per Common Share	(0.23)	(0.27)

Financial Position at December 31,	2006	2005

Total Assets	$3,628,268	$4,010,961

Total Liabilities	2,655,101	2,159,792

Shareholders’ Deficit	(2,730,967)	(1,494,639)

General

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

Revenues

Revenues of $1,740,391 for the year ended December 31, 2006 increased by $200,831 over revenues of $1,539,560 during the year ended December 31, 2005. The increases in revenues for the twelve month period were attributable primarily to the full year reporting of the March 11, 2005 merger with Secure System, Inc. Revenues for Secure, on a proforma basis, decreased $170,738 for the twelve months ended December 31, 2006 as compared to the twelve months ended December 31, 2005. This was primarily attributable to a decrease in Equipment Sales and Installation Revenues of $171,081 and a decrease in Subscription Revenues of $79,560 for the same period for the twelve months ended December 31, 2006 offset by an increase in Maintenance Revenues of $79,903.

Costs of Goods Sold

Costs of Goods Sold for the year ended December 31, 2006 increased to $1,092,250, representing an increase of $90,236 over costs of goods sold of $1,002,014 during the year ended December 31, 2005. The increases in costs and expenses for the twelve month period were attributable primarily to the full year reporting of the March 11, 2005 merger with Secure System, Inc. Costs of goods sold for Secure, on a proforma basis, decreased $169,102 for the twelve months ended December 31, 2006 as compared to the twelve months ended December 31, 2005. This was attributable to a decrease in materials cost of $71,274, a decrease in factory overhead of $5,481, a decrease in installation and service costs of $113,383, offset by an increase in engineering costs of $21,036.

Gross Margin

Gross Margin for the year ended December 31, 2006 increased to $648,141 and 37.2% of revenue, from a gross margin of $537,546 and 34.9% of revenue during the year ended December 31, 2005. Gross Margin for Secure, on a proforma basis, decreased $1,636 from $649,777 and 34% of revenue for the twelve months ended December 31, 2006 as compared to the twelve months ended December 31, 2005.

Selling, General, and Administrative Expenses (“SG&A”)

SG&A expenses for the year ended December 31, 2006 of $1,622,876, increased by $362,763 over SG&A expenses of $1,260,113 during the year ended December 31, 2005.

Selling and marketing expenses increased by $67,689, general and administrative expenses increased by $259,926, amortization expense increased by $40,766, and depreciation expense decreased by $5,618 from the year ended December 31, 2005. The increase in general and administrative was primarily attributable to an increase in financing and investor relations costs of $101,841, consulting fees of $22,562, and accounting fees of $15,565 for the twelve months ended December 31, 2006 as compared to the twelve months ended December 31, 2005.

Interest Expense

Interest expense for the year ended December 31, 2006 increased to $170,444, from interest expense of $144,681 during the year ended December 31, 2005. This increase is attributable to the interest on the promissory notes acquired with the merger with Somerset-New Jersey, as well as from the promissory notes issued in conjunction with the March 11, 2005 merger with Secure System, Inc.

Other Income (Expense)

Amortization expense of debt discount decreased from $167,914 to $0 during the year ended December 31, 2006. The decrease in other expense for the period was primarily attributable to complete amortization of debt discount for the promissory notes issued in conjunction with the March 11, 2005 merger with Secure System, Inc.

Dividends on Preferred Stock

Dividends on preferred stock for the year ended December 31, 2006 were $358,328 versus $359,748 in dividends during the year ended December 31, 2005. These dividends are attributable to the redeemable convertible preferred shares issued in conjunction with the March 11, 2005 merger with Secure System, Inc.

Net (Loss)

Net Loss attributable to common stockholders for the year ended December 31, 2006 increased by $99,427 to $1,495,687 from $1,396,260 during the year ended December 31, 2005. The increase in net loss is primarily due to an increase in gross margin of $110,595 for the period and reduced by an increase in selling, general, and administrative expenses for the year of $368,043.

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

        At December 31, 2006, the Company had negative working capital of $1,848,449, and a stockholders’ deficit of $2,730,967. It is for these factors that our auditors have issued an explanatory paragraph with regard to our ability to continue as a going concern.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006 (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

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

The directors and executive officers of the Company are:

Name	Positions with registrant and age as of March 30, 2006	Has served as director since

John X. Adiletta	President, Chief Executive Officer, Chairman, 57	February, 2004

John X. Adiletta, President, Chief Executive Officer and a member of the Board of Directors of the Company since February 12, 2004, at which time Somerset International Group Inc., a New Jersey corporation 45% owned by Mr. Adiletta purchased the majority of the controlling stock held by J.R.S. Holdings L.L.C. Mr. Adiletta is a senior executive with over 35 years of multi-functional experience in the telecommunication services, mobile and modular facilities leasing, and vehicle leasing industries. Mr. Adiletta currently serves on the Board of Directors of Output Services Group, Inc., a privately held company.

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

Item 10. Executive Compensation

The following summary compensation table sets forth all compensation paid by Somerset during the fiscal years ended December 31, 2006, 2005 and 2004 in all capacities for the accounts of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Name and Principal Position	Year	Annual Compensation	Restricted Stock Awards

John X. Adiletta, CEO (2) (3)	2006	$302,500	0
	2005	$290,000	0
	2004	$197,039	0

Paul L. Patrizio (1) (2)	2005	$0
	2004	$194,211	0

(1)	Paul L. Patrizio resigned as Executive Vice President, Principal Financial Officer, Secretary and Director on March 11, 2005

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

(3)
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

 Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of the shares of Somerset’s voting stock owned as of March 29, 2006 by all persons known to Somerset who own more than 5% of the outstanding number of such shares, by all directors of Somerset, and by all officers and directors of Somerset as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name	Number of Shares Beneficially Owned	Percent of Class

Common	John X. Adiletta c/o 90 Washington Valley Road Bedminster, New Jersey 09721	2,936,633	41.98%

Common	Paul L. Patrizio(1) c/o 90 Washington Valley Road Bedminster, New Jersey 07921	1,000,000	14.29%
Voting	All Directors and Officers as a group	2,936,633	41.98%

(1) This amount reflects the return of 1,289,848 shares as described in Note 10.

Item 12. Certain Relationships and Related Transactions

On March 10, 2005, our former officer and director, Paul Patrizio, agreed to return shares totaling 1,289,848, which were valued at $193,476, pursuant to the terms of his resignation as an officer and director of the Company.

The stockholder note payable was $501,764 at December 31, 2006. The note plus accrued interest matured on December 31, 2001. On July 1, 2004, the Company amended the note to add accrued interest through June 30, 2004 of $266,855 to the principal amount of $503,602. The new principal amount of the note was repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including annual interest at 10% beginning March 1, 2006 and ending July 1, 2009

On December 31, 2005, we approved the issuance of 300,000 shares of restricted common stock to John X. Adiletta. These shares were issued based on the conversion of $150,000 in accrued compensation owed to John X. Adiletta at the rate of $0.50 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On June 30, 2006, the Company approved the issuance of 171,785 shares of restricted common stock to John X. Adiletta, the Company’s President and Chief Executive Officer. These shares are being issued based on the conversion of $34,357 in advances owed to John X. Adiletta at the rate of $0.20 per share.

Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On September 29, 2006, the Company approved the issuance of 175,000 shares of restricted common stock to John X. Adiletta, the Company’s President and Chief Executive Officer. These shares are being issued based on the conversion of $35,000 in expenses owed to John X. Adiletta at the rate of $0.20 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

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

On January 20, 2006, the Company filed a Form 8K that on January 19, 2006, that the Company had approved the issuance of 300,000 shares of restricted common stock to Crescent Fund, LLC pursuant to the consulting agreement between the Company and Crescent Fund, LLC dated January 17, 2006. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On February 8, 2006, the Company filed a Form 8K that on February 6, 2006, that the Company had approved the issuance of 50,000 shares of restricted common stock to Monte Engler & Joan Mannion for a $10,000 investment made pursuant to a Stock Purchase Agreement with the Company dated February 1, 2006. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On February 21, 2006, the Company filed a Form 8K that on February 20, 2006, that the Company had approved the issuance of 100,000 shares of restricted common stock to John Toedtman for consulting services rendered. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On May 30, 2006, the Company filed a Form 8K that on May 26, 2006, that the Company had approved the issuance of 75,000 shares of restricted common stock to Joshua Emanuel pursuant to a stock purchase agreement at $.20 per shares for a total of $15,000.

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

On May 30, 2006, the Company filed a Form 8K that on May 26, 2006, that the Company had approved the issuance of 75,000 shares of restricted common stock to Randa Globerman pursuant to a stock purchase agreement at $.20 per shares for a total of $15,000. In addition, the Company issued Ms. Globerman warrants to purchase a total of up to 15,000 shares of common stock at a per share purchase price of: $.30 if exercised within twelve months from the date of the agreement; $.40 if exercised within 12 months to 24 months from the date of the agreement and $.50 if exercised within 24 months to 36 months from the date of the Agreement. Such shares and warrants were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On May 30, 2006, the Company filed a Form 8K that on May 26, 2006, that the Company had approved the issuance of 175,000 shares of restricted common stock to Dominick & Dominick, LLC pursuant to an Advisory Agreement dated May 17, 2006. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On July 6, 2006, the Company filed a Form 8K that on June 30, 2006, that the Company had approved the issuance of 171,785 shares of restricted common stock to John X. Adiletta as a full payment for the his Officer Advance of $34,357 as shown on the books and records of the Company. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On August 16, 2006, the Company filed a Form 8K that on August 15, 2006, that the Company had approved the issuance of 125,000 shares of restricted common stock to Karl Kaplan for a $25,000 investment pursuant to a Stock Purchase Agreement dated August 14, 2006. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On October 4, 2006, the Company filed a Form 8K that on September 29, 2006, that the Company had approved the issuance of 175,000 shares of restricted common stock to John X. Adiletta for conversion of expense amounts owed in the amount of $35,000 at $.20 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On October 17, 2006, the Company filed a Form 8K that on September 29, 2006, that the Company had approved the issuance of 15,625 shares to Linda Michaels and 9,375 shares to Sichenzia Ross Friedman Ference, LLP for legal services rendered. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On December 14, 2006, the Company filed a Form 8K that on November 15, 2006, that the Company had approved the issuance of 25,000 shares to Julie Boyle pursuant to a Bridge Note between Ms. Boyle and the Company. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On January 16, 2007, the Company filed a Form 8K that on January 15, 2007, that the Company, by a vote of a majority of its holders of Series A Convertible Preferred Stock, approved an amendment to its Articles of Incorporation by modifying the Certificate of Designations of its Series A Convertible Preferred Stock effective January 15, 2007 that the first Redemption Date was amended and extended to July 14, 2007.

  On January 26, 2007, the Company filed a Form 8K that on January 22, 2007, that the Company had approved the issuance of 50,000 shares to Starobin Partners pursuant to a consulting agreement between the Company and Wellfleet Partners, Inc. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

(b) Exhibits

Method of Filing	Exhibit No.	Exhibits
Incorporated by reference to Form 8-K, dated April 29, 1991.	2(a)	Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code, dated April 8, 1991

Incorporated by reference to Exhibit 2(b) to Form10KSB, for the year ended10KSB, for the year ended	2(b)	Order Closing Case and Issuing Final Decree Pursuant to 11 U.S.C. Section 350(a) and Bankruptcy Rules 3022 and 5009, dated September 1, 1992

Incorporated by reference to Exhibit 3(a) to Form S-1, File No. 2-70609.	3(a)	Certificate of Incorporation of ORS Automation, Inc. as amended through December 29, 1980.

Incorporated by reference to Exhibit 3(b) to Form S-1, File No. 2-70609.	3(b)	By-Laws of ORS Automation, Inc.

Incorporated by reference to Exhibit 3 to Form 10-Q for the Quarter ended June 30, 1983.	3(c)	Certificate of Amendment of Certificate of Incorporation of ORS Automation, Inc. filed with the Secretary of State of Delaware on May 27, 1983.

Incorporated by reference to Exhibit 3(d) to Form 10-K, for the Year ended December 31, 1991.	3(d)	Certificate of Amendment of Certificate of Incorporation of ORS Automation, Inc. filed with the Secretary of State of Delaware on May 30, 1985.

Incorporated by reference to Exhibit 3(e) to Form 10-K, for the Year ended December 31, 1991.	3(e)	Certificate of Designations of The Preferred Stock of ORS Automation, Inc. filed with the Secretary of State of Delaware on December 30, 1986.

Incorporated by reference to Exhibit 3(f) to Form 10-K, for the Year ended December 31, 1991.	3(f)	Certificate of Reorganization and Amendment Pending Confirmation of Plan of Reorganization of ORS Automation, Inc. filed with the Secretary of State of Delaware on December 30, 1986.

Incorporated by reference to Exhibit 10(a) to Form 10-K, for the Year ended December 31, 1991.	10(a)	Lease by and between ORS Automation, Inc. and SLM II, dated June 28, 1991.

Incorporated by reference to Exhibit 10(b) to Form 10KSB, for the year ended December 31, 1992	10(b)	Amendment "B" to Lease by and between ORS Automation, Inc. and SLM II dated May 22, 1992.

Incorporated by reference to Exhibit 10(c) to Form 10KSB, for the year ended December 31, 2000	10(c)	Amendment “F” to Lease by and between ORS Automation, Inc. and SLM II dated July 7, 2000.

Incorporated by reference to Exhibit 10 (d) to Form 13 D, for the year ended December 31, 2002	10 (d)	Schedule 13D by and between ORS Automation, Inc. and J.R.S. Holdings, Inc. dated October 31, 2002

Exhibit filed with Form 10 KSB For the year ended December 31, 2003	10 (e)	STOCK PURCHASE AGREEMENT dated December 31, 2003 between J.R. S. Holdings, LLC and Somerset International Group, Inc.

	14	Code of Ethics

	31.1	Certification of John X. Adiletta pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of John X. Adiletta pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

Audit Fees

For the Company's fiscal years ended December 31, 2006 and December 31, 2005, the Company was billed approximately $135,445 and $120,675, respectively for professional services rendered for the audit and review of its annual & quarterly financial statements, as well as the issuance of consents on registration statements, filed with the SEC.

Audit Related Fees

None for 2006 and 2005.

Tax Fees

For the Company's fiscal years ended December 31, 2006 and 2005, the Company incurred $6,505 and $5,735, respectively for preparation of its corporate income tax returns.

All Other Fees

None for 2006 and 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

              SOMERSET INTERNATIONAL GROUP, INC.
                   (Registrant)

Date: April 2, 2007      By: /s/ John X. Adiletta
            John X. Adiletta,
            Chief Executive Officer

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet	F-3
December 31, 2006

Consolidated Statements of Operations	F-4
For the Years Ended December 31, 2006 and 2005

Consolidated Statements of Stockholders' Deficit	F-5 - F-6
For the Years Ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows	F-7
For the Years Ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements	F-8 - F-26

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Somerset International Group, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of Somerset International Group, Inc. and Subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Somerset International Group, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the consolidated financial statements, the Company had net losses for the years ended December 31, 2006 and 2005 of approximately $1,137,000 and $1,037,000, respectively, an accumulated deficit of approximately $29,289,000 and a stockholders’ deficit of $2,731,000 as of December 31, 2006 and the Company utilized net cash in operating activities of approximately $36,000 for the year then ended. In addition, at December 31, 2006, the Company had a working capital deficit of $1,848,000. Management’s plan with respect to this matter are discussed in Note B and include plans for additional financing to fund its current operations and additional financing to acquire or develop other business opportunities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, P.C.
Somerville, New Jersey
April 2, 2007

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current Assets:
Cash	$1,598
Accounts receivable	161,425
Inventories	296,452
Prepaid expenses	23,786
Deposits	9,554
Total Current Assets	492,815

Property and equipment, net	8,785

Other Assets:
Non compete covenant, net	107,939
Customer Lists, net	734,921
Software, net	83,453
Goodwill	2,200,355
Total other assets	3,126,668

TOTAL ASSETS	$3,628,268

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$889,953
Promissory notes payable	949,000
Stockholder note payable, current maturities	187,927
Employment contracts payable	6,939
Accrued interest payable	246,948
Deferred revenue	60,497
Total Current Liabilities	2,341,264

Stockholder note payable, net of current maturities	313,837

TOTAL LIABILITIES	2,655,101

Convertible redeemable preferred stock	3,704,134

Stockholders’ Deficit:

Common Stock, 200,000,000 shares authorized,	6,934
$.001 par value, 6,933,676 shares issued and
outstanding

Capital in excess of par value	26,551,273
Accumulated deficit	(29,289,174)

Total Stockholders’ Deficit	(2,730,967)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,628,268

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Revenues
Equipment Sales	$440,089	$419,928
Installation Revenues	375,733	365,243
Subscription Revenues	156,443	190,324
Maintenance Revenues	768,126	564,065

Total revenues	1,740,391	1,539,560

Costs of goods sold
Material cost of systems sold	166,084	162,719
Overhead cost	255,126	212,732
Install and service costs	508,121	505,696
Engineering and development	162,919	120,867
Total costs of goods sold	1,092,250	1,002,014

Gross Margin	648,141	537,546

Selling, general, and administrative expenses
Selling and marketing expense	170,494	102,805
Gen and admin expense	1,201,295	941,369
Depreciation expense	6,471	12,089
Amortization expense	244,616	203,850

Total selling, general, and administrative expenses	1,622,876	1,260,113

Loss from operations	(974,735)	(722,567)

Other Income (Expense)
Amortization of debt discount	--	(167,914)
Interest expense	(170,444)	(144,681)
Other income, net.	8,820	--
Total other income (expense)	(161,624)	(312,595)

Loss before income taxes	(1,136,359)	(1,035,162)

Provision for income taxes	1,000	1,350

Net loss	(1,137,359)	(1,036,512)

Dividends on preferred stock	358,328	359,748

Net loss attributable to common stockholders	$(1,495,687)	$(1,396,260)

Basic and diluted net loss per common share	$(0.23)	$(0.27)

Weighted Average Number of Common Shares	6,443,763	5,262,603

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	PREFERRED STOCK		COMMON STOCK		CLASS A COMMON STOCK		CAPITAL IN		TOTAL STOCKHOLDERS’
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	EXCESS OF PAR	ACCUMULATED DEFICIT	DEFICIT

Balance at December 31, 2004	-	$-	5,700,044	$5,700	-	-	$25,891,130	$(26,397,227)	$(500,397)

Net Loss	-	-	-	-	-	-	-	(1,036,512)	(1,036,512)
Issuance of dividends on Redeemable Preferred Stock	-	-	-	-	-	-	-	(359,748)	(359,748)
Issuance of Common Stock as a debt discount on notes payable			504,000	504	-	-	150,696	-	151,200
Issuance of Common Stock as a debt discount on note payable	-	-	20,000	20	-	-	5,980	-	6,000
Issuance of Common Stock for services	-	-	62,500	63	-	-	15,562	-	15,625
Issuance of Common Stock for cash	-	-	125,000	125	-	-	24,875	-	25,000

Issuance of Common Stock for cash	-	-	125,000	125	-	-	24,875	-	25,000
Issuance of Common Stock for services	-	-	1,250	1	-	-	249	-	250
Issuance of Common Stock for cash	-	-	75,000	75	-	-	14,925	-	15,000
Issuance of Common Stock for compensation to officer	-	-	300,000	300	-	-	149,700	-	150,000

Return of Common Stock from officer	-	-	(1,289,848)	(1,290)	-	-	1,290	-	-

Conversion of Redeemable Preferred Stock	-	-	13,945	14	-	-	13,931	-	13,945

Balance at December 31, 2005	-	$-	5,636,891	$5,637	-	-	$26,293,213	$(27,793,487)	$(1,494,637)

See accompanying Notes to the Consolidated Financial Statements

	PREFERRED STOCK		COMMON STOCK		CLASS A COMMON STOCK		CAPITAL IN		TOTAL STOCKHOLDERS’
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	EXCESS OF PAR	ACCUMULATED DEFICIT	DEFICIT

Balance at December 31, 2005	-	$-	5,636,891	$5,637	-	-	$26,293,213	$(27,793,487)	$(1,494,637)

Net Loss	-	-	-	-	-	-	-	(1,137,359)	(1,137,359)
Issuance of dividends on Convertible Redeemable Preferred Stock	-	-	-	-	-	-	-	(358,328)	(358,328)
Issuance of Common Stock for services	-	-	300,000	300	-	-	59,700	-	60,000
Issuance of Common Stock and warrants for cash	-	-	50,000	50	-	-	9,950	-	10,000
Issuance of Common Stock for services	-	-	100,000	100	-	-	19,900	-	20,000
Issuance of Common Stock and warrants for cash	-	-	75,000	75	-	-	14,925	-	15,000
Issuance of Common Stock and warrants for cash	-	-	75,000	75	-	-	14,925	-	15,000
Issuance of Common Stock for services	-	-	175,000	175	-	-	34,825	-	35,000
Issuance of Common Stock for Conversion of officer advance	-	-	171,785	172	-	-	34,185	-	34,357
Issuance of Common Stock and warrants for cash	-	-	125,000	125	-	-	24,875	-	25,000
Issuance of Common Stock for payment of an accrued liability to an officer	-	-	175,000	175	-	-	34,825	-	35,000
Issuance of Common Stock for services	-	-	25,000	25	-	-	4,975	-	5,000
Issuance of Common Stock as a debt discount on note payable	-	-	25,000	25	-	-	4,975	-	5,000

Balance at December 31, 2006	-	$-	6,933,676	$6,934	-	-	$26,551,273	$(29,289,174)	$(2,730,967)

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash Flows From Operating Activities:
Net loss	$(1,137,359)	$(1,036,512)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	5,000	167,914
Depreciation and amortization	251,087	215,939
Stock issued for services	120,000	15,875
Stock issued for compensation	--	150,000
Loss on disposal of vehicle	1,572	--

Changes in operating assets and liabilities:
Accounts receivable	40,823	24,237
Inventories	43,481	21,508
Other current assets	5,837	3,692
Accounts payable, accrued expenses, officer advance	515,070	249,400
Accrued interest payable	116,374	95,574
Deferred revenue	39,127	(143,125)
Employment contracts payable	(37,178)	(120,362)
Net Cash Used in Operating Activities	(36,166)	(355,860)

Cash Flows From Investing Activities:
Acquisition of subsidiary,
net of cash acquired	--	14,810
Purchase of equipment	--	(3,075)
Net Cash Provided by Investing Activities	--	11,735

Cash Flows From Financing Activities:
Payment of note payable	--	(53,503)
Proceeds from issuance of promissory notes	50,000	524,000
Proceeds from issuance of stock	65,000	65,000
Payment of stockholders note payable	(118,723)	(150,000)
Net Cash Provided by (Used in ) Financing Activities	(3,723)	385,497

Net Change in Cash	(39,889)	41,372
Cash at Beginning of the Year	41,487	115
Cash at End of the Year	$1,598	$41,487
Cash paid for:
Interest	$57,026	$49,689
Income Taxes	$1,000	$1,350
Non Cash Investing & Financing Activities:
Common stock issued in connection with
private placement of notes	$--	$157,200
Accrual of preferred stock dividends	$358,328	$359,748
Convertible redeemable preferred
stock issued in business combination	$--	$3,000,004
Conversion of convertible redeemable
preferred shares to common stock	$--	$13,945
Employment contract entered into in
connection with business combination	$--	$359,748
Stock issued to repay officer loan	$34,357	$--
Stock issued for accrued expenses owed to an officer	$35,000	$--
Debt discount recorded on note payable	$5,000	$--
See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Basis of Presentation

A. Nature of the Business

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

B. Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue which is adequate to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern. Management is actively involved in exploring business opportunities which they believe will allow the Company to increase shareholder’s value and allow it to continue as a going concern. As of March 11, 2005, the Company has acquired a company that provides wireless security products (Note 10). In order to continue operations, the Company requires additional capital infusions to acquire or develop business opportunities. Management continues to search out financing opportunities to finance its operations. If management is unsuccessful in this regard, they would seek to sell or dissolve the Company. The Company had net losses for the years ended December 31, 2006 and 2005 of approximately $1,137,000 and $1,037,000, respectively, and had an accumulated deficit of approximately $29,289,000 and a stockholders’ deficit of $2,731,000 as of December 31, 2006. The Company also utilized net cash in operating activities of approximately $36,000 in 2006. In addition at December 31, 2006, the Company has a working capital deficit of $1,848,449. The Company will require financing to fund its current operations and will require additional financing to acquire or develop other business opportunities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Significant Accounting Policies

A.  Accounts Receivables

        Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivables are stated at the amount billed to the customer. Interest is not billed or accrued. Accounts receivables in excess of 90 days old are considered delinquent. Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice. The Company does not have an allowance for doubtful accounts as of December 31, 2005 based on their historical collectibility.

B.  Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements are stated at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets ranging from two-seven years. Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Expenditures for maintenance and repairs are charged to expense as incurred.

C. Concentration of Credit Risk:

        The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

        Secure has four customers which accounted for 100% of its revenues, accounts receivable, and deferred revenue as of and for the year ended December 31, 2006. While the goal is to diversify its customer base, Secure expects to continue to depend upon a relatively small number of customers for a significant percentage of its revenues for the foreseeable future. Significant reductions in sales to any of its customers may have a material adverse effect by reducing revenues and gross margins.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred tax items are accrued compensation and net operating loss carryforwards, which have been offset by a valuation allowance for the same amount.

F. Fair Value of Financial Instruments:

The carrying amounts of cash, accounts payable, and promissory notes payable approximate fair value because of the short maturity of these items. It is not practical to estimate the fair value of the stockholder note payable due to its related party nature.

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

I. Stock Based Compensation and Stock Sales:

Stock and warrants issued for employee compensation services have been determined based on the value of the instrument issued at date of issuance for such services. In addition, during 2006 the Company issued warrants as part of certain sales of common stock. The value of these warrants has been included in additional paid in capital as part of the value of the overall stock sale.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L.  Loss Per Share:

            The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128), using the guidance of SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the years ended December 31, 2006 and 2005, 140,000 and 75,000 of common stock equivalent shares in the form of warrants were excluded from the computation of diluted net loss per share.

M. Goodwill and Intangible Assets:

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards (“SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to software, customer lists, covenant not to compete and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally three to seven years. As of December 31, 2006, no impairment charge was necessary.

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
          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets used in operations are reviewed for impairment whenever events or change circumstances indicate that carrying amounts may not be recoverable. For long-1ived assets to be held used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between carrying amount and fair value. As of December 31, 2006 no impairment charge was necessary.

Note 3. Stockholders’ Deficit

The preferred stock of the Company has a par value of $.001 per share and 100,000,000 shares have been authorized to be issued. No shares of preferred stock were issued or outstanding at December 31, 2006 and 2005.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006, 6,933,676 shares of common stock are issued and outstanding and held by 567 shareholders. There are also 140,000 warrants issued and outstanding. Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

The following is a summary of warrants outstanding at December 31, 2006:

Issue Date	Expiration Date	Number of Shares of Common Stock		Basis for Warrant issuance

08/19/05	08/18/08	25,000	**	Stock Purchase Agreement
06/30/05	06/29/08	25,000	**	Stock Purchase Agreement
09/06/05	09/05/10	5,000	**	Consulting Services
09/06/05	09/05/10	5,000	**	Consulting Services
10/21/05	10/20/08	15,000	**	Stock Purchase Agreement
02/06/06	02/05/09	10,000	**	Stock Purchase Agreement
05/26/06	05/25/09	15,000	**	Stock Purchase Agreement
05/26/06	05/25/09	15,000	**	Stock Purchase Agreement
08/15/06	08/14/09	25,000	**	Stock Purchase Agreement

** The warrants are exercisable prices ranging from $.18 per share up to $.50 per share depending on the date of exercise.

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

In addition, we also have Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. As of December 31, 2006, there are no shares of Class A common stock issued and outstanding. Both common stock and Class A common stock have the same voting rights.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2006, the Company approved the issuance of 300,000 shares of restricted common stock for marketing services rendered at $.20 per share for services rendered. This stock was issued on January 19, 2006.

In February 2006, a private placement to an accredited investor was completed in the amount of ten thousand dollars ($10,000). This investor was issued 50,000 shares of the Company’s common stock and warrants to purchase 10,000 shares of the Company’s common stock. The warrants are effective for three years and have an exercise price of $0.30 per share during the first year, $0.40 per share during the second year, and $0.50 per share during the third year. The Company has agreed to piggyback registration rights with respect to the Common Stock and the underlying warrants. This stock was issued on February 6, 2006. The Company also approved the issuance of 100,000 shares of restricted common stock for marketing services rendered at $.20 per share for services rendered. This stock was issued on February 20, 2006.

In May 2006, a private placement to two accredited investors was completed in the amount of fifteen thousand dollars ($15,000) each. Each investor was issued 75,000 shares of the Company’s common stock and warrants to purchase 15,000 shares of the Company’s common stock. The warrants are effective for three years and have an exercise price of $0.30 per share during the first year, $0.40 per share during the second year, and $0.50 per share during the third year. The Company has agreed to piggyback registration rights with respect to the Common Stock and the underlying warrants. This stock was issued on May 16 and May 17, 2006 respectively. The Company also approved the issuance of 175,000 shares of restricted common stock for consulting services rendered at $.20 per share for the services rendered. This stock was issued on May 17, 2006.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2006, the Company approved the issuance of 171,785 shares of restricted common stock to John X. Adiletta. These shares are being issued based on the conversion of $34,357 in advances owed to John X. Adiletta at the rate of $0.20 per share. This stock was issued on June 30, 2006.

In August 2006, a private placement to an accredited investor was completed in the amount of twenty-five thousand dollars ($25,000). This investor was issued 125,000 shares of the Company’s common stock and warrants to purchase 25,000 shares of the Company’s common stock. The warrants are effective for three years and have an exercise price of $0.30 per share during the first year, $0.40 per share during the second year, and $0.50 per share during the third year. The Company has agreed to piggyback registration rights with respect to the Common Stock and the underlying warrants. This stock was issued on August 14, 2006.

In September 2006, the Company approved the issuance of 175,000 shares of restricted common stock to John X. Adiletta. These shares are being issued based on the conversion of $35,000 in expenses owed to John X. Adiletta at the rate of $0.20 per share. This stock was issued on September 29, 2006. The Company also approved the issuance of 25,000 shares of restricted common stock for legal services rendered at $.20 per share for the services rendered. This stock was issued on September 29, 2006.

In November 2006, a private placement to an accredited investor was completed in the amount of fifty thousand dollars ($50,000) with interest payable at twelve (12%) percent per annum. This investor received a six month Convertible Promissory Note in the amount of $50,000 and was issued 25,000 shares of the Company’s common stock. The Company has agreed to piggyback registration rights with respect to the Common Stock. This stock was issued on November 15, 2006.

 Note 4. Preferred Stock

As of December 31, 2006, 2,987,381 shares of Series A Redeemable Convertible Preferred Stock are issued and outstanding and 716,753 shares of Series A Redeemable Convertible Preferred Stock which are reserved for issuance for accrued dividends are held by the previous Secure Systems, Inc. shareholders. Holders of our Series A Convertible Preferred Stock are not entitled to vote at any meeting of the shareholders or by consent given in lieu of a meeting of the shareholders with respect to any matters presented to the stockholders of the Corporation for their action or consideration.

Holders of Series A Convertible Preferred Stock are entitle to receive, out of the assets of the Corporation legally available for the payment of dividends, dividends payable in cash or stock at the sole discretion of the Board of Directors . Dividends shall accrue at the rate of eight cents ($.08) per share per annum until January 15, 2006 and at the rate of twelve cents ($.12) per share per annum thereafter. Dividends upon the Series A Convertible Preferred Stock are cumulative and accrue from the date of original issue. Dividends shall cease to accrue upon the Conversion Date with respect to any shares of Series A Preferred Stock converted. No cash dividend may be declared and paid or set apart for payment upon the Corporation’s Common Stock until any accrued dividend on any outstanding shares of Series A Preferred Stock has been fully paid or declared and set apart for payment.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event of liquidation, dissolution and winding up, the holders of the Series A Preferred Stock shall be entitled to receive in cash out of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of common stock, the sum of One Dollar ($1.00) per share, plus any accrued and unpaid dividends.

The holders of shares of Series A Preferred Stock have the right to convert each share of Series A Preferred Stock into that number of fully-paid and nonassessable shares of Common Stock at the Conversion Rate of $1.00 per share until January 15, 2006 and at $.90 per share until September 29, 2006, $.40 per share until September 29, 2007, $.60 per share until September 29, 2008, and $.80 per share thereafter.

In December 2005, the Company filed a Form 8K that the Company had, by a vote of a majority of its holders of Series A Convertible Preferred Stock, approved an amendment to its Articles of Incorporation by modifying the Certificate of Designations of its Series A Convertible Preferred Stock effective January 15, 2006. This amendment extended the first redemption date of the Preferred Stock to January 14, 2007.

In September 2006, the Company filed a Form 8K that the Company had, by a vote of a majority of its holders of Series A Convertible Preferred Stock, approved an amendment to its Articles of Incorporation by modifying the Certificate of Designations of its Series A Convertible Preferred Stock effective September 29, 2006. In this amendment the Conversion Price for purposes of calculating the Conversion Rate was decreased from $.90 per share to $0.40 per share if conversion occurs within 12 months of the filing of the amendment; $.60 per share if conversion occurs between 12 and 24 months of the filing of the amendment; or $80 per share thereafter; and when the Company either completes an acquisition of an entity with in excess of $5.0 million in annual operating revenues or causes an acquisition to be completed by its subsidiary, Secure Systems, Inc. of an entity with in excess of $2.0 million dollars in annual operating revenue then the Company will no longer be required to redeem the Series A Convertible Preferred Stock as set in Section 5.1 of the original certificate of designation filed on March 11, 2006 and amended on December 27, 2005.

In January 2007, the Company filed a Form 8K that the Company had, by a vote of a majority of its holders of Series A Convertible Preferred Stock, approved an amendment to its Articles of Incorporation by modifying the Certificate of Designations of its Series A Convertible Preferred Stock effective January 15, 2007. This amendment extended the first redemption date of the Preferred Stock to July 14, 2007.

The holders of shares of Series A Preferred Stock have scheduled and conditional redemption rights. On July 14, 2007 (the “First Redemption Date”), we shall redeem 50% of the shares of Series A Preferred Stock then held by each Registered Holder. On July 15, 2007 (the “Second Redemption Date”), we shall redeem all shares of Series A Preferred Stock then outstanding.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event that any of the following conditions set forth in the Certificate of Designation occurs and is continuing, and the Holders of a majority of the outstanding Series A Preferred Stock send to us a written demand for redemption, then we shall immediately redeem all of the outstanding Series A Preferred Stock for a redemption price of $1.00 per share of Preferred Stock:

  1. The Corporation shall default in making the full payment due to the Holders on any Redemption Date, and the default shall continue for a period of ten (10) days; or

  2. Secure System, Inc. (“Secure”) shall default in making any payment due to the holders of the Profit Participation Certificates issued with the Series A Preferred Stock, which expired on September 7, 2006, and such default shall continue for a period of ten (10) days after written notice of default is given to the Corporation; or

  3. Any of the representations or warranties made by the Corporation in the Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Series A Preferred Stock was issued, or in any agreement, certificate or financial or other written statements heretofore or hereafter furnished by the Corporation in connection with the execution and closing of the Merger Agreement shall be false or misleading in any material respect at the time made; or

  4. The Corporation shall default in complying with any covenant in this Certificate of Designations or in the Merger Agreement or in a Stock Pledge and Escrow Agreement given for the benefit of the Holders of the Series A Preferred Stock (the “Stock Pledge Agreement”), and such default shall continue for a period of thirty (30) days after written notice of the default has been given to the Corporation; or

  5. Secure shall make any payment to the Corporation or to any affiliate of the Corporation or person associated with the Corporation, whether as a dividend, loan, payment in compensation or otherwise, except for payments for services rendered, or for goods sold and delivered for an amount not greater than would be paid for such goods to a third party vendor as evidenced by contemporaneous market price information; or

  6. Secure shall issue any capital stock or securities or other instruments convertible into capital stock or shall grant to any person the right to purchase or otherwise acquire its capital stock; or

  7. A default or an event of default shall have occurred and be continuing for more than thirty (30) days with respect to any Funded Debt in excess of $50,000 in the aggregate owed by the Corporation or by Secure. For purposes hereof, “Funded Debt” means all (a) indebtedness for borrowed money or for the deferred purchase price of property or services (other than trade liabilities and accrued expenses incurred in the ordinary course of business and payable in accordance with customary practices), whether on open account or evidenced by a note, bond, debenture or similar instrument or otherwise, (b) obligations under capital leases, (c) reimbursement obligations for letters of credit, banker’s acceptances or other credit accommodations, (d) contingent obligations and (e) obligations secured by any lien on the Corporation’s property or Secure’s, even if the Corporation or Secure, as applicable, has not assumed such obligations; or

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  8. Either the Corporation or Secure shall (A) admit in writing its inability to pay its debts generally as they mature; (B) make an assignment for the benefit of creditors or commence proceedings for its dissolution; or (C) apply for or consent to the appointment of a trustee, liquidator or receiver for its or for a substantial part of its property or business; or

  9. A trustee, liquidator or receiver shall be appointed for either the Corporation or Secure or for a substantial part of its property or business without its consent and shall not be discharged within sixty (60) days after such appointment; or

  10. Any money judgment, writ or warrant of attachment, or similar process in excess of One Hundred Thousand ($100,000) Dollars in the aggregate shall be entered or filed against the Corporation or Secure or any of its properties or other assets and shall remain unpaid, unvacated, unbonded or unstayed for a period of sixty (60) days or in any event later than five (5) days prior to the date of any proposed sale thereunder; or

  11. Bankruptcy, reorganization, insolvency or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Corporation or Secure and, if instituted against the Corporation or Secure, shall not be dismissed within sixty (60) days after such institution or the Corporation or Secure shall by any action or answer approve of, consent to, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition filed in any such proceeding; or

Our Board of Directors has the authority, without further action by the shareholders, to issue from time to time the preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

Note 5. Inventory

Inventory consists of the following:

2006
Raw materials	$174,765
Work in progress	113,137
Finished goods	8,550
Total	$296,452

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Property, Equipment, and Leasehold Improvements

2006
Equipment	$25,378
Furniture	--
Leasehold Improvements	--
Vehicles	3,537
28,915
Accumulated Depreciation	(20,130)
Property, Equipment, and Leasehold Improvements, net	$8,785

Note 7. Related Party Transactions

On March 10, 2005, our former officer and director Paul Patrizio agreed to return shares totaling 1,289,848, which were valued at $193,476, pursuant to the terms of his resignation as an officer and director of the Company. The Company has retired these shares and has adjusted the par value of common stock and additional paid in capital to reflect this retirement.

The stockholder note payable was $501,764 at December 31, 2006. The principal amount of the note was partially repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including annual interest at 10% beginning March 1, 2006 and ending July 1, 2009

On December 31, 2005, the Company issued 300,000 shares of restricted common stock to John X. Adiletta, the Company’s President and Chief Executive Officer. These shares were issued based on the conversion of $150,000 in accrued compensation owed to John X. Adiletta at the rate of $0.50 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On June 30, 2006, the Company approved the issuance of 171,785 shares of restricted common stock to John X. Adiletta, the Company’s President and Chief Executive Officer. These shares are being issued based on the conversion of $34,357 in advances owed to John X. Adiletta at the rate of $0.20 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On September 29, 2006, the Company approved the issuance of 175,000 shares of restricted common stock to John X. Adiletta, the Company’s President and Chief Executive Officer. These shares are being issued based on the conversion of $35,000 in expenses owed to John X. Adiletta at the rate of $0.20 per share. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

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

On November 15, 2006, the Company closed a $50,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or six months from date of issuance, with a minimum of one year’s interest to be paid. As part of the agreement, the investor was to receive 25,000 shares of the Company’s Common Stock. The total value of the shares issued and the corresponding discount that was created as a result of the issuance of the shares in connection with the convertible notes totaled $5,000 and has been recorded as a debt discount with a corresponding increase to equity. The Company has agreed to piggyback registration rights for the Common Stock. These notes are convertible at any time at the holder’s option into common stock at $0.25 per share.

Current Debt at December 31, 2006

Jan 2004 Note -	$175,000
Apr 2004 Note -	100,000
Jun 2004 Note -	100,000
Mar 2005 Notes -	504,000
Apr 2005 Note -	20,000
Nov 2006 Note -	50,000
Stockholder Note - (see Note 7)	187,927
sub - Total -	$1,136,927

Long Term Debt:

Stockholder Note - (see Note 7)	313,837

Total debt -	$1,450,764

Note 10. Acquisition Agreement

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

The allocation of the total purchase price of Secure System, Inc.’s net tangible and identifiable assets was based on their estimated fair value as of March 11, 2005. Adjustments to these estimates were to be included in the allocation of the purchase price of Secure System, Inc. if the adjustment is determined within the purchase price allocation period of up to twelve months. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. The total purchase price of $3.0 million has been allocated as follows:

Goodwill	$2,200,355
Customer list	995,700
Software	214,600
Tangible assets acquired and liabilities assumed:
Cash and marketable debt securities	14,810
Other current assets	630,796
Non-current assets	25,842
Accounts payable and accrued liabilities	(311,612)
Other liabilities	(770,487)

Total purchase price	$3,000,004

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

The following table sets forth the components of the Company’s intangible assets at December 31, 2005 and 2006:

	Fair Value	Accumulated Amortization	Net Book Values as of December 31, 2005	Weighted Average Useful Life (in months)

Customer List	$995,700	$(118,536)	$877,164	84
Software	214,600	(59,611)	154,989	36
Covenant not to compete	164,679	(25,700)	138,779	36
Total intangible assets	$1,374,979	$(203,847)	$1,170,932

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value	Accumulated Amortization	Net Book Values as of December 31, 2006	Weighted Average Useful Life (in months)

Customer List	$995,700	$(260,779)	$734,921	84
Software	214,600	(131,147)	83,453	36
Covenant not to compete	164,679	(56,740)	107,939	36
Total intangible assets	$1,374,979	$(448,666)	$926,313

Customer base represents the expected future benefit to be derived from Secure System’s existing customer contracts, backlog and underlying customer relationships. Software represents the expected future benefit to be derived from Secure System’s proprietary software.

The follow represents the amortization of the intangibles for the following five years:

2007	$216,350
2008	$156,743
2009	$144,818
2010	$144,818
2011	$144,818

        The following table summarizes the activity in goodwill for 2006 and 2005:

Beginning balance, 1/01/2005	$0
Acquired in a business combination	2,200,355
Ending balance, 12/31/2005	$2,200,355
2006 activity	0
Ending balance 12/31/2006	$2,200,355

The Company’s annual impairment test indicated that no impairment had occurred in 2006 and 2005 relating to the Secure reporting unit.

Note 11. Commitments

The Company has entered into an employment agreement with the President and CEO that became effective January 6, 2004. The employment agreement has a term of five years. In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year’s salary,

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Secure leases its facility on a year to year basis at a monthly rent of $4,821.

The consulting agreements resulting from the business combination requires payments of approximately $10,000 per month until July of 2007.

Note 12. Income Taxes:

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision for income taxes is as follows for the year ended December 31:

	2006	2005
Tax Benefit at U.S. statutory rate	$(398,000)	$(489,000)
Change in valuation allowance	398,000	489,000
Other	1,000	1,350
Provision for current income taxes	$1,000	$1,350

At December 31, 2006, the Company has federal net operating loss carryforwards of approximately $3,000,000, which are available to offset future federal taxable income. These carryforwards expire between the years 2009 and 2021. Also, at December 31, 2006, the Company’s state net operating loss carryforwards approximated $ 2,900,000 and expire between 2010 and 2013.

Deferred income taxes are summarized as follows at December 31, 2006:

Deferred tax asset:
Federal net operating loss carryforwards	$1,015,000
State net operating loss carryforwards	220,000
Accrued Compensation	79,000
Valuation allowance	(1,314,000)
Net deferred tax asset	$--

As seen in the above table, any future tax benefit which may result from utilization of these net operating loss carryforwards has been fully reserved for.

Future expiration of net operating loss carryforwards for the periods ending after December 31, 2006 is as follows:

Year	Federal	Year	State

2009	$29,411	2010	$343,899
2010	16,059	2011	38,231
2016	343,899	2011	932
2017	38,471	2011	107,991
2018	932	2012	1,036,512
2019	383,850	2013	1,136,359
2020	1,036,512
2021	1,136,359
Total	$2,985,493		$2,939,791

The aforementioned losses are subject to limitations due to changes in controlling ownership in accordance with relevant provisions of the Internal Revenue Code.

Note 13. Subsequent Events

On January 22, 2007, the Company approved the issuance of 50,000 shares to Starobin Partners pursuant to a consulting agreement between the Company and Wellfleet Partners, Inc. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On March 8, 2007, the Company approved the issuance of 60,000 shares of unrestricted common stock to Dutchess Private Equities Fund, LP pursuant to the investment agreement between the Company and Dutchess Private Equities Fund, LP dated October 24, 2006.