Form 10QSB
period 2007-03-31
SOMERSET INTERNATIONAL GROUP,INC.
filed 2007-05-15
CIK 350524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-QSB
_____________

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

As of May 14, 2007, 7,043,676 shares of the registrants Common Stock were outstanding.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

INDEX TO FORM 10-QSB
March 31, 2007

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007

ASSETS
Current Assets:
Cash	$56,045
Accounts receivable	302,822
Inventories	283,332
Prepaid expenses	15,245
Deposits	9,554
Total Current Assets	666,998

Property and equipment, net	6,976

Other Assets:
Non compete covenant, net	100,229
Customer lists, net	699,361
Software, net	65,572
Goodwill	2,200,355
Total other assets	3,065,517
TOTAL ASSETS	$3,739,491

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,053,925
Promissory notes payable	949,000
Stockholder note payable, current maturities	206,642
Employment contracts payable	4,207
Accrued interest payable	289,639
Deferred revenue	123,389
Total Current Liabilities	2,626,802

Stockholder note payable, net
of current maturities	267,514

TOTAL LIABILITIES	2,894,316

Convertible redeemable preferred stock	3,793,716

Stockholders’ Deficit:
Common Stock, 200,000,000 shares authorized,	7,044
$.001 par value, 7,043,676 shares issued and
outstanding
Capital in excess of par value	26,567,163
Accumulated deficit	(29,522,748)
Total Stockholders’ Deficit	(2,948,541)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,739,491

The Notes to Consolidated Financial Statements are an integral part of this Statement.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDING MARCH 31, 2007 AND 2006

	Three Months Ended March 31,
	2007	2006
Revenues
Equipment Sales	$113,835	$75,458
Installation Revenues	303,517	35,426
Subscription Revenues	--	59,001
Maintenance Revenues	223,010	175,432

Total revenues	640,362	345,317

Costs of goods sold
Material cost of systems sold	57,907	36,507
Overhead cost	74,728	56,987
Install and service costs	130,185	134,574
Engineering and development	38,993	39,206
Total costs of goods sold	301,813	267,274

Gross Margin	338,549	78,043

Selling, general, and administrative expenses
Selling and marketing expense	40,838	37,949
Gen and admin expense	324,231	352,135
Depreciation expense	1,809	1,875
Amortization expense	61,151	62,473

Total selling, general, and administrative expenses	428,029	454,432

Loss from operations	(89,480)	(376,389)

Other Income(Expense)
Interest expense	(52,259)	(43,350)
Total other income (expense)	(52,259)	(43,350)

Loss before income taxes	(141,739)	(419,739)

Provision for income taxes	2,253	550

Net Loss	(143,992)	(420,289)

Dividends on preferred stock	89,582	89,582

Net loss attributable to common stockholders	$(233,574)	$(509,871)

Basic and diluted net loss per common share	$(0.03)	$(0.09)

Weighted Average Number of Common Shares	6,986,787	5,946,335

The Notes to Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDING MARCH 31, 2007 AND 2006

	2007	2006
Cash Flows From Operating Activities:
Net Loss	$(143,992)	$(420,289)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Amortization	61,151	62,473
Depreciation	1,809	1,875
Stock issued for services	16,000	80,000

Changes in operating assets and liabilities:
Accounts receivable	(141,397)	71,695
Inventories	13,120	11,037
Other current assets	8,541	(34,257)
Accounts payable and accrued expenses	163,972	255,157
Accrued interest payable	42,691	26,970
Employment contracts payable	(2,732)	(9,295)
Deferred revenue	62,892	70,474
Net Cash Provided by Operating Activities	82,055	115,840

Cash Flows From Financing Activities:
Payment of note payable	--	(25,622)
Proceeds from issuance of stock	--	10,000
Proceeds from insurance on vehicle	--	10,382
Payment of stockholders note payable	(27,608)	--
Net Cash Provided (Used) by `Financing Activities	(27,608)	(5,240)

Net Change in Cash	54,447	110,600
Cash at Beginning of the Period	1,598	41,487
Cash at End of the Period	$56,045	$152,087

Non Cash Investing and Financing Activities:
Accrual of preferred stock dividends	$89,582	$89,582

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

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of March 31, 2007 and 2006 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of March 31, 2007 and the results of its consolidated operations and its consolidated cash flows for the three month periods ended March 31, 2007 and 2006.

The Unaudited Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of results for the full year.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue which is adequate to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern and the Company has a stockholders’ deficit of approximately $2,949,000. Management is actively involved in exploring business opportunities which they believe will allow the Company to increase shareholder’s value and allow it to continue as a going concern. The Company will require financing to fund its current operations and will require additional financing to acquire or develop other business opportunities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies

A.      Accounts Receivables

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivables are stated at the amount billed to the customer. Interest is not billed or accrued. Accounts receivables in excess of 90 days old are considered delinquent. Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice. The Company does not have an allowance for doubtful accounts as of March 31, 2007 based on its historical collectability.

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

G.         Reclassifications:

    Certain reclassifications were made to the 2006 financial statements in order to conform to the 2007 financial statement presentation. Such reclassifications had no effect on the prior reported net loss.

H.         Principles of Consolidation:

    The consolidated financial statements include the operations of Somerset International, Inc. and its wholly owned subsidiary, Secure System, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

I.         Stock Based Compensation and Stock Sales:

    Stock and warrants issued for employee compensation services have been determined based on the value of the instrument issued at date of issuance for such services. In addition, during 2006 and 2007 the Company issued warrants as part of certain sales of common stock. The value of these warrants has been included in additional paid in capital as part of the value of the overall stock sale.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

L.          Loss Per Share:

  The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128), and utilizes guidance provided by SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended March 31, 2007 and 2006, 140,000 and 75,000 of common stock equivalent shares were excluded from the computation of diluted net loss per share.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For long-1ived assets to be held used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between carrying amount and fair value.

 Note 3 - Stockholders Deficit

Under the Amended Restated Certificate of Incorporation dated February 24, 2004, the preferred stock of the Company has a par value of $.001 per share and 100,000,000 shares have been authorized to be issued. No shares of preferred stock were issued or outstanding at March 31, 2007.

Under the Amended Restated Certificate of Incorporation dated February 24, 2004, the common stock of the Company has a par value of $.001 per share and 200,000,000 shares have been authorized to be issued.

In January 2007, the Company approved the issuance of 50,000 shares of common stock for consulting services rendered at $.20 per share. The stock was issued on January 22, 2007.

In March 2007, the Company approved the issuance of 60,000 shares of common stock in accordance with an investment agreement rendered at $.10 per share. The stock was issued on March 8, 2007.

Note 4 - Series A Convertible Redeemable Preferred Stock

As of March 31, 2007, 2,986,059 shares of Series A Redeemable Convertible Preferred Stock are issued and outstanding and 807,657 shares of Series A Redeemable Convertible Preferred Stock which are reserved for issuance for accrued dividends are held by the previous Secure Systems, Inc. shareholders. Holders of our Series A Convertible Preferred Stock are not entitled to vote at any meeting of the shareholders or by consent given in lieu of a meeting of the shareholders with respect to any matters presented to the stockholders of the Corporation for their action or consideration.

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

        The holders of shares of Series A Preferred Stock have scheduled and conditional redemption rights. On January 15, 2007 (the “First Redemption Date”), the Company was to redeem 50% of the shares of Series A Preferred Stock then held by each Registered Holder. The First Redemption Date was extended to July 14, 2007. On July 15, 2007 (the “Second Redemption Date”), we shall redeem all shares of Series A Preferred Stock then outstanding. In the event that any of the following conditions set forth in the Certificate of Designation occurs and is continuing, and the Holders of a majority of the outstanding Series A Preferred Stock send to us a written demand for redemption, then we shall immediately redeem all of the outstanding Series A Preferred Stock for a redemption price of $1.00 per share of Preferred Stock.

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

Note 5 - Related Party Transactions

The stockholder note payable was $474,156 at March 31, 2007. The principal amount of the note was partially repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including annual interest at 10% beginning March 1, 2006 and ending July 1, 2009

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 - Recent Accounting Pronouncements

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

Note 7 - Promissory Notes Payable

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Current Debt at March 31, 2007

Jan 2004 Note -	$175,000
Apr 2004 Note -	100,000
Jun 2004 Note -	100,000
Mar 2005 Notes -	504,000
Apr 2005 Note -	20,000
Nov 2006 Note -	50,000
sub - Total -	949,000
Stockholder Note -	206,642
sub - Total -	$1,155,642

Long Term Debt:

Stockholder Note -	267,514

Total debt -	$1,423,156

Note 8 - Commitments

The Company has entered into an employment agreement with the President and CEO that became effective January 6, 2004. The employment agreement has a term of five years. In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year’s salary,

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Secure System, Inc. leases its facility on a year to year basis at a monthly rent of $4,821.

The employment agreements resulting from the business combination requires payments of approximately $10,000 per month until July of 2007.

Note 9 - Subsequent Events

On April 2, 2007, the Company approved the issuance of a convertible promissory note for $45,000 to Karl Kaplan and issued a common stock purchase warrant to Karl Kaplan for 90,000 warrants. The warrants have a term of three years and exercise prices of $.20 if exercised within the twelve months from the issue date, $.30 if exercised within 12 months to 24 months from the issue date; and $.40 if exercised within 24 months to 36 months from the issue date. Such note and warrant were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

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

Revenues

        Revenues of $640,362 for the three months ended March 31, 2007 increased by $295,045 over revenues of $345,317 during the three months ended March 31, 2006. This was primarily attributable to an increase in Equipment Sales and Installation Revenues of $306,468 and an increase in Maintenance Revenues of $47,578 offset by a decrease in Subscription Revenues of $59,001 for the same period. Increases in revenue are the result of volume increases with customers.

Costs of Goods Sold

Costs of Goods Sold for the three months ended March 31, 2007 increased to $301,813, representing an increase of $34,539 over costs of goods sold of $267,274 during the three months ended March 31, 2006. This was primarily attributable to an increase in materials cost of $21,400 and an increase in factory overhead of $17,741.

Gross Margin

Gross Margin for the three months ended March 31, 2007 increased to $338,549 and 52.9% of revenue, from a gross margin of $78,043 and 22.6% of revenue during the three months ended March 31, 2006. This was a direct result of the increase in Revenues described above offset by the increase in the Cost of Goods Sold.

Selling, General, and Administrative Expenses (“SG&A”)

        SG&A expenses for the three months ended March 31, 2007 of $428,029, decreased by $26,403 over SG&A expenses of $454,432 during the three months ended March 31, 2006.

This was primarily attributable to decrease in general and administrative expenses for the period. The decrease in general and administrative expenses was primarily attributable to an decrease in investor relations costs of $14,521 and accounting fees of $23,083 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Interest Expense

Interest expense for the three months ended March 31, 2007 increased to $52,259, from interest expense of $43,350 during the three months ended March 31, 2006. This increase is primarily attributable to the interest on the promissory notes issued in conjunction with the March 11, 2005 merger with Secure System, Inc., as well as the promissory note issued in November 2006.

Dividends on Preferred Stock

Dividends on preferred stock for the three months ended March 31, 2007 were $89,582 which was unchanged from $89,582 in dividends during the three months ended March 31, 2007. These dividends are attributable to the redeemable convertible preferred shares issued in conjunction with the March 11, 2005 merger with Secure System, Inc.

Net Loss

        Net Loss attributable to common stockholders for the three months ended March 31, 2007 decreased by $276,297 to $233,574 from $509,871 during the three months ended March 31, 2006. The increase in net loss is primarily due to an increase in gross margin of $260,506 for the period and a decrease in selling, general, and administrative expenses for the period of $66,058.

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

At March 31, 2007, the Company had negative working capital of $1,959,804.

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

Recent Accounting Pronouncements

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

        FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities

        There have been no notices of default provided to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits:

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

(b)  Reports on Form 8K:

  On January 15, 2007, the Company filed an 8K pursuant to Item 5.03 based on an amendment to the articles of Incorporation.

  On January 22, 2007, the Company filed an 8K pursuant to Item 3.02 based on the issuance of restricted shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)

Date: May 14, 2007	By:	/s/ John X. Adiletta
John X. Adiletta,
Chief Executive Officer
Chief Financial Officer