Form 10QSB
period 2007-06-30
SOMERSET INTERNATIONAL GROUP,INC.
filed 2007-08-14
CIK 350524

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

_____________

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes [  ]  No [ X ]

Transitional Small Business Format. Yes [  ]   No [ X ]

As of August 14, 2007, 10,354,215 shares of the registrants Common Stock were outstanding.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

INDEX TO FORM 10-QSB

June 30, 2007

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEET

JUNE 30, 2007

ASSETS
Current Assets:
Cash	$7,893
Cash held in attorney’s escrow account	1,277,191
Accounts receivable	894,252
Inventories	501,299
Prepaid expenses	2,121
Deposits	37,211
Total Current Assets	2,719,967
Property and equipment, net	14,356
Other Assets:
Intangible assets subject to allocation	817 ,802
Non compete covenant, net	92,519
Customer lists, net	663,800
Software, net	47,689
Goodwill	2,200,355
Total other assets	3,822,165
TOTAL ASSETS	$6,556,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,301,309
Promissory notes payable	794,000
Convertible debenture, current maturities	75,000
Stockholder note payable, current maturities	178,571
Employment contracts payable	1,475
Accrued interest payable	223,426
Deferred revenue	16,681
Seller note	250,000
Total Current Liabilities	2,840,462
Convertible debenture, net of current maturities and
debt discount	2,420,000
Stockholder note payable, net of current maturities	267,514
TOTAL LIABILITIES	5,527,976
Stockholders’ Equity:
Common Stock, 200,000,000 shares authorized,	10,354
$.001 par value, 10,354,215 shares issued and
outstanding
Convertible preferred stock	3,883,298
Capital in excess of par value	27,115,869
Accumulated deficit	(29,981,009)
Total Stockholders’ Equity	1,028,512
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,556,488

The Notes to Consolidated Financial Statements are an integral part of this Statement.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2007 AND 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Equipment Sales	$56,214	$123,140	$170,049	$198,598
Installation Revenues	161,589	199,959	465,106	235,385
Subscription Revenues	--	59,001	--	118,002
Maintenance Revenues	259,900	179,459	482,910	354,891
Total revenues	477,703	561,559	1,118,065	906,876
Costs of goods sold
Material cost of systems sold	30,211	61,674	88,118	98,181
Overhead cost	70,805	62,637	145,533	119,624
Install and service costs	141,434	132,066	271,619	266,640
Engineering and development	41,716	41,924	80,709	81,130
Total costs of goods sold	284,166	298,301	585,979	565,575
Gross Margin	193,537	263,258	532,086	341,301
Selling, general, and administrative expenses
Selling and marketing expense	76,436	36,114	117,274	74,063
Gen and admin expense	276,660	265,405	600,891	617,540
Amortization expense	61,154	62,475	122,305	124,948
Depreciation expense	1,809	1,875	3,618	3,750
Total selling, general, and administrative expenses	416,059	365,869	844,088	820,301
Loss from operations	(222,522)	(102,611)	(312,002)	(479,000)
Other (Expense)
Debt discount expense	(24,000)	--	(24,000)	--
Interest expense	(121,949)	(41,476)	(174,208)	(84,826)
Total other (expense)	(145,949)	(41,476)	(198,208)	(84,826)
Loss before income taxes	(368,471)	(144,087)	(510,210)	(563,826)
Provision for income taxes	208	--	2,461	550
Net Loss	$(368,679)	$(144,087)	$(512,671)	$(564,376)
Dividends on preferred stock	89,582	89,582	179,164	179,164
Net loss attributable to common stockholders	$(458,261)	$(233,669)	$(691,835)	$(743,540)
Basic and diluted net loss per common share	$(0.06)	$(0.04)	$(0.10)	$(0.12)
Weighted Average Number of Common Shares	7,091,211	6,244,858	7,039,288	6,096,421

The Notes to Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING JUNE 30, 2007 AND 2006

	2007	2006
Cash Flows From Operating Activities:
Net Loss	$(512,671)	$(564,376)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Amortization	122,305	124,948
Depreciation	3,618	3,750
Interest expense paid from attorney’s escrow account	17,809	--
Stock issued for services	31,924	115,000
Stock issued for note payable extensions	10,000	--
Amortization of debt discount	24,000	--
Changes in operating assets and liabilities:
Accounts receivable	(46,197)	(92,908)
Inventories	(23,195)	31,690
Other current assets	21,665	(31,643)
Accounts payable and accrued expenses	289,112	227,575
Accrued interest payable	128,569	58,680
Employment contracts payable	(5,464)	(18,590)
Deferred revenue	(43,816)	115,683
Net Cash Provided (Used) by Operating Activities	17,659	(30,191)
Cash Flows From Investing Activities:
Purchase of fixed assets	(685)	--
Net Cash (Used) by Investing Activities	(685)	--
Cash Flows From Financing Activities:
Proceeds from issuance of stock	--	40,000
Proceeds from insurance on vehicle	--	10,382
Payment of stockholders note payable	(55,679)	(51,673)
Proceeds from issuance of promissory notes	45,000	--
Net Cash (Used) by Financing Activities	(10,679)	(1,291)
Net Change in Cash	6,295	(31,482)
Cash at Beginning of the Period	1,598	41,487
Cash at End of the Period	$7,893	$10,005
Non Cash Investing and Financing Activities:
Accrual of preferred stock dividends	$179,164	$179,164
Stock issued for officer loan	$--	$34,357
Proceeds from note payable deposited into attorney’s escrow account	$50,000	$--
Seller note acquired in business combination	$250,000	$--
Stock sold in business combination	$100,000	$--
Proceeds from Dutchess deposited into attorney’s escrow account, net of fees	$2,495,000	$--
Debt converted to common stock	$250,000	$--
Investment in Meadowlands and Vanwell paid from attorney’s escrow account	$1,200,000	$--

The Notes to Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Business and Basis of Presentation

A.

Nature of the Business:

Somerset International Group, Inc. (“Somerset”) was incorporated under the laws of the State of Delaware in 1968 and commenced operations in 1972. Effective December 31, 2001, Somerset (formerly known as ORS Automation, Inc.) ceased conducting operations. The decision to cease operations was made prior to the year end after our two principal customers, who accounted for substantially all of our sales, canceled all orders for products in the foreseeable future and based upon the general decline in electronics manufacturing activity. Our current activity is the acquisition of profitable and near term profitable private small and medium sized businesses that provide proprietary security products and solutions for people and enterprises – from personal safety to information security – and maximizing the profitability of our acquired entities and to act as a holding company for such entities. On July 7, 2004, we entered into a Plan and Agreement of Merger with Secure System, Inc., (“Secure”), a New Jersey corporation, which provides wireless security products and services marketed throughout the United States. The acquisition was completed on March 11, 2005.  On June 30, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which Secure, our wholly owned subsidiary, purchased all the shares of Meadowlands Fire, Safety, and Electrical Supply Co., Inc., a New Jersey corporation, and Vanwell Electronics, Inc., a New Jersey corporation (collectively “Meadowlands”) from Keith Kesheneff and Kathryn Kesheneff, being all of the shareholders of Meadowlands.  Pursuant to the Agreement, Secure acquired Meadowlands whereby Meadowlands became a wholly owned subsidiary of Secure.  Meadowlands specializes in the distribution, sale, installation and maintenance of fire and security equipment and systems that include fire detection, video surveillance, and burglar alarm equipment.  Our executive office is located at 90 Washington Valley Road, Bedminster, New Jersey.

B.

Basis of Presentation:

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of June 30, 2007 and 2006 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of June 30, 2007 and the results of its consolidated operations and its consolidated cash flows for the six month periods ended June 30, 2007 and 2006.

The Unaudited Consolidated Statements of Operations for the six months ended June 30, 2007 and 2006 are not necessarily indicative of results for the full year.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue which is adequate to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern.  Management is actively involved in exploring additional business opportunities which they believe will allow the Company to increase shareholder’s value and allow it to continue as a going concern. The Company will require financing to fund its current operations and will require additional financing to acquire or develop other business opportunities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 - Significant Accounting Policies

A.

Cash & Cash Equivalents:

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.  In connection with the Dutchess financing which closed on June 12, 2007, gross proceeds of $2,700,000 were deposited into an attorney’s escrow account.  As of June 30, 2007, cash held in the attorney’s escrow account was $1,277,191.  On July 6, 2007, the remaining cash in the attorney’s escrow account was wired into the Company’s main operating account and the attorney’s escrow account was closed.

B.

Accounts Receivables:

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivables are stated at the amount billed to the customer.  Interest is not billed or accrued.  Accounts receivables in excess of 90 days old are considered delinquent.  Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice.  The Company has an allowance for doubtful accounts of $34,658 as of June 30, 2007 based on its historical collectability.

C.

Property, Equipment, and Leasehold Improvements:

Property, equipment, and leasehold improvements are stated at cost.  Depreciation is provided on a straight-line method over the estimated useful lives of the assets ranging from two to seven years.  Leasehold improvements are deprecated over the lesser of their useful lives or the term of the lease.  Expenditures for maintenance and repairs are charged to expense as incurred.

D.

Concentration of Credit Risk:

The Company maintains its cash in bank deposit accounts at high credit quality financial institutions.  The balances, at times, may exceed federally insured limits.

Currently, Secure System, Inc. has four customers which accounted for all of their revenues. Meadowlands has approximately 200 accounts which accounted for all of their revenues.  While our goal is to diversify Secures customer base, Secure expects to continue to depend upon a relatively small number of customers for a significant percentage of its revenues for the foreseeable future. Significant reductions in sales to any of our customers may have a material adverse effect on us by reducing our revenues and our gross margins.

E.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

G.

Fair Value of Financial Instruments:

The carrying amounts of cash, accounts payable, accrued expenses, promissory notes payable, and stockholder note payable approximate fair value because of the terms of these items.

H.

Reclassifications:

Certain reclassifications were made to the 2006 financial statements in order to conform to the 2007 financial statement presentation.  Such reclassifications had no effect on the prior reported net loss.

I.

Principles of Consolidation:

The consolidated financial statements include the operations of Somerset International, Inc., its wholly owned subsidiary, Secure System, Inc., and Secure System Inc.’s wholly owned subsidiaries Meadowlands Fire, Safety, and Electrical Supply Co., Inc., and Vanwell Electronics Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

J.

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

K.

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

L.

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

M.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended June 30, 2007 and 2006, 3,040,000 and 5,068,300 of common stock equivalent shares were excluded from the computation of diluted net loss per share which consisted of 280,000 and 75,000 shares under warrants, approximately 2,393,300 and 4,993,300 shares pursuant to convertible debt agreements, (net of 1,780,000 shares pertaining to debt settled after June 30, 2007), and approximately 367,000 shares pertaining to warrant and convertible debt issued in connection with the Dutchess agreement.

N.

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

O.

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

Note 3 – Stockholders Equity

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

In May 2007, the Company approved the issuance of 84,700 shares of common stock in accordance with an investment agreement rendered at $.188 per share.  The stock was issued on May 30, 2007.

In June 2007, the Company approved the issuance of 50,000 shares of common stock pursuant to a convertible promissory note and a common stock purchase warrant agreement to purchase 50,000 shares of common stock.  The stock was issued on June 15, 2007.  The Company recorded a debt discount and beneficial conversion feature in the amount of $24,000 which is fully amortized as of June 30, 2007.

In June 2007, the Company approved the issuance 25,000 shares to Karl Kaplan and 25,000 shares to Julie Boyle in consideration of a waiver provided to the Company pursuant to a recent financing.  The stock was issued on June 15, 2007.  The value of the shares was $10,000 and charged to interest expense.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In June 2007, the Company approved the issuance of 666,666 shares to Keith Kesheneff and Kathryn Kesheneff pursuant to a stock purchase agreement between Secure System, Inc., a wholly owned subsidiary of the Company. (Note 9)

As of June 30, 2007, $250,000 of principal on promissory notes payable and $152,091 of accrued interest were converted to 2,459,173 shares of common stock.

Note 4 – Series A Convertible Redeemable Preferred Stock

As of June 30, 2007, 2,986,059 shares of Series A Redeemable Convertible Preferred Stock are issued and outstanding and 897,239 shares of Series A Redeemable Convertible Preferred Stock which are reserved for issuance for accrued dividends are held by the previous Secure Systems, Inc. shareholders. Holders of our Series A Convertible Preferred Stock are not entitled to vote at any meeting of the shareholders or by consent given in lieu of a meeting of the shareholders with respect to any matters presented to the stockholders of the Corporation for their action or consideration.

As of June 30, 2007, contemporaneous with the closing of the acquisition of Meadowlands Fire, Safety, and Electrical Supply Co., Inc. and Vanwell Electronics, Inc. and in accordance with the modification to the Certificate of Designations of its Series A Convertible Preferred Stock effective September 29, 2006, all of the issued and outstanding shares of the Series A Redeemable Convertible Preferred Stock and all the shares reserved for issuance for accrued dividends were moved to Stockholders Equity as there is no longer any redemption provision for the Series A Convertible Preferred Stock.

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

In December 2005, the Company filed a Form 8K that the Company had, by a vote of a majority of its holders of Series A Convertible Preferred Stock, approved an amendment to its Articles of Incorporation by modifying the Certificate of Designations of its Series A Convertible Preferred Stock effective January 15, 2006 as follows:

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

The Conversion Price for purposes of calculating the Conversion Rate was decreased from $.90 per share to $0.40 per share if conversion occurs within 12 months of the filing of the amendment; $.60 per share if conversion occurs between 12 and 24 months; or $.80 per share thereafter.; and when the Company either completes an acquisition of an entity with in excess of $5.0 million in annual operating revenues or causes an acquisition to be completed by its subsidiary, Secure Systems, Inc. of an entity with in excess of $2.0 million dollars in annual operating revenue then the Company will no longer be required to redeem the Series A Convertible Preferred Stock as set in Section 5.1 of the original certificate of designation filed on March 11, 2006 and amended on December 27, 2005.

In January 2007, the Company filed a Form 8K that the Company had, by a vote of a majority of its holders of Series A Convertible Preferred Stock, approved an amendment to its Articles of Incorporation by modifying the Certificate of Designations of its Series A Convertible Preferred Stock effective January 14, 2007 as follows:

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

Note 5 - Related Party Transactions

The stockholder note payable was $446,085 at June 30, 2007. The principal amount of the note was partially repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including annual interest at 10% beginning March 1, 2006 and ending July 1, 2009.

The seller note payable was $250,000 at June 30, 2007.  The principal amount is repaid without interest with monthly payments commencing July 31, 2007 and ending June 30, 2008.

Note 6 - Recent Accounting Pronouncements

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

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

On April 29, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. As part of the agreement, the investor was to receive 100,000 shares of the Company’s Common Stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission later of June 30, 2004 or one hundred and eighty (180) days from closing of the first acquisition, which is September 10, 2005. This stock was issued on July 1, 2004. This Note was extended to December 31, 2005.  These notes are convertible at any time at the holder’s option into common stock at $0.25 per share.  As of June 30, 2007, $45,000 of principal amount and all accrued interest has been converted to common stock.  A cash payment of $55,000 was subsequently paid.

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

On March 11, 2005, a private placement to accredited investors was completed in the amount of five hundred thousand four dollars ($504,000) with interest payable at twelve (12%) percent per annum. These investors received six month Convertible Secured Promissory Notes in the amount of $504,000 and were issued 504,000 shares of the Company’s common stock, valued at $.30 per share. The Company has agreed to register the Common Stock with the Securities and Exchange Commission within one hundred and eighty (180) days from closing, which is September 12, 2005. The registration statement was filed on September 12, 2005. This stock was issued on March 11, 2005. These Notes were extended to December 11, 2005. The total value of the shares issued and the corresponding beneficial conversion feature that was created as a result of the issuance of the shares in connection with the convertible notes totaled $151,200 and was recorded as a debt discount with a corresponding increase to equity. The total discount of $151,200 has been amortized over the original life of the loan, and is fully amortized as of December 31, 2005. These notes are convertible at any time at the holder’s option into common stock at $0.25 per share.  As of June 30, 2007, $205,000 of principal amount and all related accrued interest has been converted to common stock in accordance with the terms of the private placement.  A cash payment of $125,000 was subsequently paid.

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

On April 2, 2007, the Company closed a $45

,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or six months from date of issuance, with a minimum of one year’s interest to be paid. As part of the agreement, the investor was issued a common stock purchase warrant for 90,000 shares. The warrants have a term of three years and exercise prices of $.20 if exercised within the twelve months from the issue date, $.30 if exercised within 12 months to 24 months from the issue date; and $.40 if exercised within 24 months to 36 months from the issue date. The Company has agreed to piggyback registration rights for the Common Stock. These notes are convertible at any time at the holder’s option into common stock at $0.25 per share.  Such note and warrant were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933. The Company has concluded that debt discount related to the issuance of warrant and conversion features is insignificant.

On June 15, 2007, Dutchess Private Equities Fund, Ltd. (the “Investor”) purchased a convertible debenture (“Debenture”) from us for $2,700,000 (“Face Amount”) which has a five-year term and bears annual interest at 12%.  The proceeds of the Debenture have been placed into escrow and were dispersed in July 2007 subsequent to the successful closing of the previously announced acquisition.  Pursuant to this Debenture, we are required to make mandatory interest only payments to the Investor in the amount of 1/12th of the Interest due on the outstanding balance of the Debenture each month for the first six months after closing on the acquisition.  The first payment is due within thirty (30) days of Closing.  Pursuant to this Debenture, we also are required to make mandatory principal payments to the Investor throughout the life of the Debenture.  For months 6 thru 12, we must pay $15,000 per month, for months 13 thru 18 we must pay $35,000 per month, for months 19 thru 24 we must pay $45,000, for month 25 thru month 25 we must pay $75,000 per month and on month 36 all amounts then current will be due payable.  In conjunction with the Debenture, we have also issued to the Investor a warrant to purchase a number of shares of 13,500,000 with a strike price equal to $.12 per share.  The warrants have a term of five years from the date of issuance.   The Investor may convert the Face Amount into common shares at a conversion rate of the lesser of either (a) the maximum conversion price of $.20 per share of our common stock, or (b) 75% of the lowest closing bid price of our common stock during the immediately preceding ten (10) business days at the time of each conversion.  In addition, the Company paid proceeds to Dutchess totaling $205,000, which was recorded as a debt discount with a corresponding increase to equity. Such discount will amortize over the life of the loan.  Debt discount related to the warrants and beneficial conversion features were insignificant to these financial statements.  Management determined that amortization as of June 30, 2007 was not significant.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On June 15, 2007, the Company closed a $50,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or six months from date of issuance, with a minimum of one year’s interest to be paid. As part of the agreement, the investor was to receive 50,000 shares of the Company’s Common Stock and a three year warrant to purchase an additional 50,000 shares of our common stock at a strike price of $.12 per share. The Company has agreed to piggyback registration rights for the Common Stock. These notes are convertible at any time at the holder’s option into common stock at $0.25 per share. The total value of the shares and warrant issued and the corresponding beneficial conversion feature that was created as a result of the issuance of the shares in connection with the convertible notes totaled $24,000 and was recorded as a debt discount with a corresponding increase to equity. The total discount of $24,000 was amortized over the original life of the loan, and is fully amortized as of June 30, 2007.

Effective June 30, 2007, the Company issued a $250,000 Convertible Promissory Note pursuant to a stock purchase agreement between Secure System, Inc., a wholly owned subsidiary of the Company and the sellers. Pursuant to such note, there is no interest and the principal is to be paid in twelve monthly installments commencing August 1, 2007. These notes are convertible at any time at the holder’s option into common stock at $0.40 per share.

Current Debt at June 30, 2007

Jan 2004 Note -	$ 175,000
Apr 2004 Note -	55,000
Jun 2004 Note -	100,000
Mar 2005 Notes -	299,000
Apr 2005 Note -	20,000
Nov 2006 Note -	50,000
Apr 2007 Note -	45,000
Jun 2007 Note -	50,000
sub - Total -	794,000
Stockholder Note -	178,571
Seller Note -	250,000
Convertible Debenture -	75,000
sub - Total -	1,297,571

Long Term Debt:

Stockholder Note -	267,514
Convertible Debenture -	2,625,000
Debt Discount	(205,000)
Total debt -	$ 3,985,085

Note 8 - Commitments

The Company has entered into an employment agreement with the President and CEO that became effective January 6, 2004. The employment agreement has a term of five years. In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year’s salary.

Secure leases its facility on a year to year basis at a monthly rent of $4,821.

Meadowlands leases its facility on a year to year basis at a monthly rent of $3,450.

The employment agreements resulting from the March 11, 2005 business combination requires payments of approximately $10,000 per month until July 2007.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The employment agreement resulting from the June 30, 2007 acquisition requires payments of approximately $12,500 per month until March 2008.

Note 9 - Acquisition Agreement

On June 30, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which Secure, our wholly owned subsidiary, purchased all the shares of Meadowlands Fire, Safety, and Electrical Supply Co., Inc., a New Jersey corporation, and Vanwell Electronics, Inc., a New Jersey corporation (collectively “Meadowlands”) from Keith Kesheneff and Kathryn Kesheneff, being all of the shareholders of Meadowlands.  Pursuant to the Agreement, Secure acquired Meadowlands whereby Meadowlands became a wholly owned subsidiary of Secure.  Meadowlands specialize in the distribution, sale, installation and maintenance of fire and security equipment and systems that include fire detection, video surveillance, and burglar alarm equipment.  The results of operations for the acquired entity will be included in consolidated statements of operations beginning July 1, 2007.

The preliminary allocation of the total purchase price of of Meadowlands Fire, Safety, and Electrical Supply Co., Inc., and Vanwell Electronics, Inc.’s net tangible and identifiable assets was based on their estimated fair value as of June 30, 2007. Adjustments to these estimates will be included in the allocation of the purchase price of Meadowlands Fire, Safety, and Electrical Supply Co., Inc. and Vanwell Electronics, Inc., if the adjustment is determined within the purchase price allocation period of up to twelve months. The total purchase price of $1.6 million has been allocated as follows:

Other intangible assets	$ 817 ,802
Tangible assets acquired and liabilities assumed
Other current assets	895,939
Non-current assets	8,504
Accounts payable and accrued liabilities	(122,245)
Total purchase price	$1,600,000

The $1,600,000 purchase price was paid as follows:

Cash	$1,250,000
Seller note	250,000
Common stock	100,000
Total purchase price	$1,600,000

The following un-audited pro-forma summary presents the results of operations as if the Meadowlands and Vanwell acquisition described above had occurred as of the beginning of each of the periods presented below and is not necessarily indicative of the results that would have occurred had the transactions been completed as of that date or results that may occur in the future.

Pro-forma results for the six months ended 2006 and six months ended 2007 are as follows:

	June 30, 2006	June 30, 2007

Total revenues	$ 2,500,000	$ 2,680,000
Net loss	$ (385,000)	$ (566,000)
Basic net loss per share -	$ (.06)	$ (.07)
Diluted net loss per share -	$ (.06)	$ (.07)

In addition, the Company has entered into an employment and consulting agreement with a former officer.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Subsequent Events

On July 9, 2007, the Company paid $145,000 in principal and $20,821 of accrued interest to three noteholders in accordance with the terms of the convertible notes issued in November 2006, April 2007, and June 2007 respectively.

On July 24, 2007, the Company, by a vote of a majority of its holders of Series A Convertible Preferred Stock and its Board of Directors, approved an amendment to its Articles of Incorporation by modifying the Certificate of Designations of its Series A Convertible Preferred Stock effective August 1, 2007 as follows:

▪

Mandatory Conversion. After not less than seventy (70%) of the Series A Preferred Stock has been converted into shares of Common Stock, the Company shall have the option to convert all remaining shares of Series A Preferred Stock into Common Stock.

During July and August 2007, the Company paid $180,000 which represented its total cash obligations for the conversions that occurred on June 30, 2007.

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

We have only established an allowance for doubtful accounts for Secures subsidiary accounts receivable. We analyzed the ability to collect accounts that are large, none of which are currently past due for Secure. Historically, Secure has not incurred bad debt expense and that trend is anticipated to continue.  Management will evaluate Secures subsidiaries allowance on a periodic basis.

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

Revenues

Revenues of $477,703 and $1,118,065, respectively, for the three and six months ended June 30, 2007 decreased by $83,856 and increased by $211,189, respectively, over revenues of $561,559 and $906,876 during the three and six months ended June 30, 2006. This was primarily attributable to a decrease in Equipment Sales and Installation Revenues of $105,296 and a decrease in Subscription Revenues of $59,001 offset by an increase in Maintenance Revenues of $80,441 during the three months and an increase in Equipment Sales and Installation Revenues of $201,172 and an increase in Maintenance Revenues of $128,019 offset by a decrease in Subscription Revenues of $118,002 during the six months.

Costs of Goods Sold

Costs of Goods Sold for the three months ended June 30, 2007 increased to $284,166, representing an increase of $14,133 over costs of goods sold of $298,301 during the three months ended June 30, 2006. This was primarily attributable to an increase in install and service costs of $7,004 and an increase in factory overhead of $10,918.  Costs of Goods Sold for the six months ended June 30, 2007 increased to $585,979, representing an increase of $20,404 over costs of goods sold of $565,575 during the six months ended June 30, 2006. This was primarily attributable to an increase in factory overhead of $25,909.

Gross Margin

Gross Margin for the three and six months ended June 30, 2007 decreased to $193, 537 and 40.4% of revenue and increased to $532,086 and 47.5% of revenue, respectively, from a gross margin of $263,258 and 46.9% of revenue and $341,301 and 37.6% of revenue during the three and six months ended June 30, 2006.  This was a direct result of the changes in Revenues described above offset by the changes in the Cost of Goods Sold described above.

Selling, General, and Administrative Expenses (“SG&A”)

SG&A expenses for the three and six months ended June 30, 2007 of $276,660 and $600,891 respectively, increased by $11,255 for the three months and decreased by $16,649     for the six months over SG&A expenses of $265,405 and $617,540 during the three and six months ended June 30, 2006 respectively.

Other Expense

Other expense for the three and six months ended June 30, 2007 increased to $145,949 and $198,208 respectively, from interest expense of $41,476 and $84,826 during the three and six months ended June 30, 2006. This increase is primarily attributable to the interest on the promissory notes issued in conjunction with the March 11, 2005 merger with Secure System, Inc., as well as the promissory notes and corresponding debt discount issued in November 2006, April and the promissory notes, convertible debenture and corresponding debt discount issued in June 2007.

Dividends on Preferred Stock

Dividends on preferred stock for the three and six months ended June 30, 2007 were $89,582 and $179,164 which was unchanged from $89,582 and $179,164 in dividends during the three and six months ended June 30, 2006. These dividends are attributable to the redeemable convertible preferred shares issued in conjunction with the March 11, 2005 merger with Secure System, Inc.

Net (Loss)

Net Loss attributable to common stockholders for the three and six months ended June 30, 2007 increased by $224,592 to $458,261 from $233,669 during the three months and decreased by $51,705 to $691,835 from $743,540 for the six months ended June 30, 2006. The increase in net loss for the three month period is primarily due to a decrease in the gross margin of $69,721, an increase in selling expenses of $40,318, and an increase in other expense of $104,473.  The decrease in net loss for the six month period is primarily due to the increase in the gross margin of $190,785, offset by an increase in other expense of $113,382, and an increase in selling expense of $43,211.

Liquidity and Capital Resources:

We are currently financing our operations primarily through cash generated by financing activities in the form of promissory notes and equity investments. We financed our business acquisition through the issuance of redeemable preferred stock, a convertible debenture, and cash generated from the promissory notes.

We completed the Secure merger by obtaining a short term bridge financing of $504,000. Pursuant to the terms of the offering, we had a minimum raise of $500,000 and a maximum raise of $700,000. As of March 11, 2005, we raised the minimum of $500,000 and these proceeds were distributed to Secure as part of that transaction. Each of the investors in this financing received six (6) month notes with a twelve (12%) percent annual interest rate. For each dollar invested, an investor received a note for a dollar repayable in full six months from the date of the note and one share of our common stock. In addition, the notes are convertible, at the option of the holder, into shares of common stock at the price of $0.25 per share.  Consequentially, we issued a total of 504,000 shares to these investors. Such notes were due and payable September 11, 2005. We had requested a ninety day extension on such notes and we received approval from all of the noteholders. Although the ninety day extension has passed as of March 28, 2006, none of the noteholders has declared a default and we intend to repay any unconverted notes through the proceeds of additional financings.  As of June 30, 2007, $430,000 of principal amount and all related accrued interest to date has been retired through cash payments due of $180,000 and the balance converted to common stock in accordance with the terms of the private placement.

We completed the Meadowlands acquisition by using a portion of the proceeds of the five year Convertible Debenture that we issued with gross proceeds of $2,700,000.  Pursuant to this Debenture, we are required to make mandatory interest only payments to the Investor in the amount of 1/12th of the Interest due on the outstanding balance of the Debenture each month for the first six months after closing on the acquisition. Pursuant to this Debenture, we also are required to make mandatory principal payments to the Investor throughout the life of the Debenture.  For months 7 thru 12, we must pay $15,000 per month, for months 13 thru 18 we must pay $35,000 per month, for months 19 thru 24 we must pay $45,000, for month 25 thru month 35 we must pay $75,000 per month and on month 36 all amounts then current will be due payable.

At June 30, 2007, the Company had negative working capital of approximately $120,000.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

Item 3.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2.

CHANGES IN SECURITIES

On May 30, 2007, the Company approved the issuance of 84,700 shares of unrestricted common stock to Dutchess Private Equities Fund, LP pursuant to the investment agreement between the Company and Dutchess Private Equities Fund, LP dated October 24, 2006.

On June 15, 2007, the Company approved the issuance of 50,000 shares to Sophia Meneve pursuant to a convertible promissory note and common stock purchase warrant agreement between the Company and Ms. Meneve. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On June 15, 2007, the Company approved the issuance 25,000 shares to Karl Kaplan and 25,000 shares to Julie Boyle in consideration of a waiver provided to the Company pursuant to a recent financing.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On June 28, 2007, the Company approved the issuance of 666,666 shares to Keith Kesheneff and Kathryn Kesheneff pursuant to a stock purchase agreement between Secure System, Inc., a wholly owned subsidiary of the Company.  The shares were issued on July 10, 2007.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

There have been no notices of default provided to the Company.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.

OTHER INFORMATION

None.

Item 6.

EXHIBITS

(a)

Exhibits:

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

(b)

Reports on Form 8K:

On April 2, 2007, the Company filed an 8K pursuant to Item 3.02 based on the issuance of restricted shares.

On June 15, 2007, the Company filed an 8K pursuant to:

•

Item 1.01 based on the entry into a material definitive agreement

•

Item 2.03 based on the creation of a direct financial obligation.

•

Item 3.02 based on the issuance of restricted shares.

On June 30, 2007, the Company filed an 8K pursuant to:

•

Item 1.01 based on the entry into a material definitive agreement

•

Item 2.01 based on the completion of an acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)

Date: August 14, 2007	By:	/s/ John X. Adiletta
John X. Adiletta,
Chief Executive Officer
Chief Financial Officer