Form 10QSB
period 2007-09-30
SOMERSET INTERNATIONAL GROUP,INC.
filed 2007-11-14
CIK 350524

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Somerset International Group, Inc.
(Exact name of registrant as specified in charter)

Delaware	0-10854	13-2795675
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

90 Washington Valley Road, Bedminster, New Jersey 07921
(Address of principal executive offices)

(908) 719-8909
(Registrant’s Telephone Number, including Area Code)

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

Transitional Small Business Format.  Yes ☐   No ☒

As of November 14, 2007, 20,558,655 shares of the registrants Common Stock were outstanding.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-QSB

September 30, 2007

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2007

ASSETS
Current Assets:
Cash	$95,937
Accounts receivable, net	874,245
Inventories	460,465
Prepaid expenses	45,108
Deposits	9,554
Total Current Assets	1,485,309
Property and equipment, net	25,080
Other Assets:
Non compete covenant, net	86,173
Customer lists, net	1,762,615
Distribution agreement, net	63,979
Software, net	29,801
Goodwill	2,200,355
Total other assets	4,142,923
TOTAL ASSETS	$5,653,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$802,782
Promissory notes payable	369,000
Convertible debenture, current maturities	110,000
Stockholder note payable, current maturities	178,571
Accrued interest payable	190,717
Deferred revenue	103,213
Seller notes	502,500
Total Current Liabilities	2,256,783
Convertible debenture, net of current maturities and
debt discount	2,402,084
Stockholder note payable, net of current maturities	253,303
TOTAL LIABILITIES	4,912,170
Stockholders’ Equity:
Common Stock, 200,000,000 shares authorized,	20,858
$.001 par value, 20,858,655 shares issued and
outstanding
Capital in excess of par value	31,164,080
Accumulated deficit	(30,443,796)
Total Stockholders’ Equity	741,142
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,653,312

The Notes to Consolidated Financial Statements are an integral part of this Statement.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Equipment Sales	$853,988	$158,643	$1,024,037	$357,241
Installation Revenues	35,057	85,315	500,163	320,700
Subscription Revenues	--	38,441	--	156,443
Maintenance Revenues	392,260	191,694	875,170	546,585
Total revenues	1,281,305	474,093	2,399,370	1,380,969
Costs of goods sold
Material cost of systems sold	472,452	61,919	560,570	160,100
Overhead cost	135,976	72,140	281,509	191,764
Install and service costs	150,295	123,878	421,914	390,518
Engineering and development	37,160	40,454	117,869	121,584
Total costs of goods sold	795,883	298,391	1,381,862	863,966
Gross Margin	485,422	175,702	1,017,508	517,003
Selling, general, and administrative expenses
Selling and marketing expense	89,062	48,978	206,336	123,041
General and administrative expense	487,783	266,349	1,088,674	883,889
Amortization expense	166,969	62,474	289,274	187,422
Depreciation expense	3,987	1,875	7,605	5,625
Total selling, general, and administrative expenses	747,801	379,676	1,591,889	1,199,977
Loss from operations	(262,379)	(203,974)	(574,381)	(682,974)
Other (Expense)
Debt discount expense	--	--	(24,000)	--
Interest expense (net)	(110,782)	(40,859)	(284,990)	(125,685)
Total other (expense)	(110,782)	(40,859)	(308,990)	(125,685)
Loss before income taxes	(373,161)	(244,833)	(883,371)	(808,659)
Provision for income taxes	44	--	2,505	550
Net Loss	$(373,205)	$(244,833)	$(885,876)	$(809,209)
Dividends on preferred stock	89,582	89,582	268,746	268,746
Net loss attributable to common stockholders	$(462,787)	$(334,415)	$(1,154,622)	$(1,077,955)
Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.14)	$(0.17)
Weighted Average Number of Common Shares	10,949,552	6,649,709	8,357,033	6,282,877

The Notes to Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006

	2007	2006
Cash Flows From Operating Activities:
Net Loss	$(885,876)	$(809,209)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Amortization	289,274	187,422
Depreciation	7,605	5,625
Stock issued for services	31,924	120,000
Stock issued for note payable extensions	10,000	--
Amortization of debt discount	24,000	--
Changes in operating assets and liabilities:
Accounts receivable	(29,373)	27,983
Inventories	17,217	65,835
Other current assets	40,975	(9,958)
Accounts payable and accrued expenses	(265,916)	334,579
Accrued interest payable	152,518	80,910
Employment contracts payable	(12,264)	(31,847)
Deferred revenue	(40,081)	7,809
Net Cash (Used) by Operating Activities	(659,997)	(20,851)
Cash Flows From Investing Activities:
Purchase of fixed assets	(18,453)	--
Acquisition of subsidiary, net	1,000	--
Net Cash (Used) by Investing Activities	(17,453)	--
Cash Flows From Financing Activities:
Payment of stockholders note payable	(69,890)	(91,568)
Payment of promissory notes	(395,821)	--
Payment of seller notes	(102,500)	--
Proceeds from insurance on vehicle	--	10,382
Proceeds from issuance of stock	--	65,000
Proceeds from issuance of promissory notes	95,000	--
Cash received from attorney’s escrow from Dutchess Financing	1,245,000	--
Net Cash Provided (Used) by Financing Activities	771,789	(16,186)
Net Change in Cash	94,339	(37,037)
Cash at Beginning of the Period	1,598	41,487
Cash at End of the Period	$95,937	$4,450
Non Cash Investing and Financing Activities:
Accrual of preferred stock dividends	$268,746	$268,746
Stock issued for officer loan	$--	$69,357
Seller notes acquired in business combination	$605,000	$--
Stock sold in business combination	$100,000	$--
Debt converted to common stock	$487,928	$--
Proceeds from Dutchess deposited into attorney’s escrow account, net of fees	$2,495,000	$--
Investment in Meadowlands and Vanwell paid from attorney’s escrow account	$1,250,000	$--
Series A preferred stock Converted to common stock	$3,972,880	$--

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

B.

Basis of Presentation:

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of September 30, 2007 and 2006 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of September 30, 2007 and the results of its consolidated operations and its consolidated cash flows for the nine month periods ended September 30, 2007 and 2006.

The Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of results for the full year.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 - Significant Accounting Policies

A.

Cash

The Company’s policy is to include highly liquid investments with original maturities of three months or less, as cash equivalents.

B.

Accounts Receivables

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivables are stated at the amount billed to the customer.  Interest is not billed or accrued.  Accounts receivables in excess of 90 days old are considered delinquent.  Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice.  The Company has an allowance for doubtful accounts of $34,658 as of September 30, 2007 based on its historical collectability.

C.

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

D.

Concentration of Credit Risk:

The Company maintains its cash in bank accounts at high credit quality financial institutions.  The balances, at times, may exceed federally insured limits.

Currently, Secure System, Inc. has four customers which accounted for all of their revenues. Meadowlands has approximately 200 accounts which accounted for all of their revenues.  While our goal is to diversify Secure’s customer base, Secure expects to continue to depend upon a relatively small number of customers for a significant percentage of its revenues for the foreseeable future. Significant reductions in sales to any of our customers may have a material adverse effect on us by reducing our revenues and our gross margins.

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

G.

Fair Value of Financial Instruments:

The carrying amounts of cash, accounts receivable, accounts payable, promissory notes payable, and stockholder note payable approximate fair value because of the terms of these items.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

M.

 Loss Per Share:

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128), and utilizes guidance provided by SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended September 30, 2007 and 2006, 3,047,514 and 5,108,333 of common stock equivalent shares were excluded from the computation of diluted net loss per share which consisted of 280,000 and 115,000 shares under warrants, approximately 1,726,667 and 4,993,300 shares pursuant to convertible debt agreements, and approximately 1,040,847 shares pertaining to warrant and convertible debt issued in connection with the Dutchess agreement.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

O.

Recoverability of Intangible and Other Long Lived Assets:

In accordance with SFAS No.142, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually or earlier in certain circumstances as required. The Company measures impairment losses by comparing carrying value to fair value. Fair value is determined using a price to sales multiple of comparable companies.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets used in operations are reviewed for impairment whenever events or change circumstances indicate that carrying amounts may not be recoverable. For such long-1ived assets, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between carrying amount and fair value.

 Note 3 – Stockholders Equity

Under the Amended Restated Certificate of Incorporation dated February 24, 2004, the preferred stock of the Company has a par value of $.001 per share and 100,000,000 shares have been authorized to be issued. No shares of preferred stock were issued or outstanding at September 30, 2007.

Under the Amended Restated Certificate of Incorporation dated February 24, 2004, the common stock of the Company has a par value of $.001 per share and 200,000,000 shares have been authorized to be issued.

On October 24, 2006, the Company entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund, LP (“Dutchess”) to provide the Company with an equity line of credit. Pursuant to this Agreement, at the Company’s option, Dutchess is contractually obligated to purchase up to $5,000,000 of the Company’s Stock over the course of thirty-six (36) months (“Line Period”), however, such purchases of our shares are contingent upon a registration statement covering such shares being declared effective (“Effective Date”).Such purchases shall be set at 94% of the lowest closing bid of the Company’s common stock during the pricing period as defined in the agreement.

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

In June 2007, the Company approved the issuance 50,000 shares in consideration of a waiver provided to the Company pursuant to a recent financing.  The stock was issued on June 15, 2007.  The value of the shares was $10,000 and charged to interest expense.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In June 2007, the Company approved the issuance of 666,666 shares pursuant to a stock purchase agreement  (Note 9).

In June and July 2007, the Company approved the issuance of 3,031,413 shares of common stock for the conversion of outstanding convertible notes and accrued interest to the Company amounting to approximately $488,000.

In September 2007, the Company approved the issuance of the 9,932,200 shares of common stock for the conversion of $3,972,880 outstanding preferred shares of the Company.

Note 4 – Series A Convertible Redeemable Preferred Stock

As of September 30, 2007, no shares of Series A Redeemable Convertible Preferred Stock are issued and outstanding.

On September 28, 2007, in accordance with the terms of the Series A Preferred Stock, all of the holders of preferred stock converted such stock to common stock.

Note 5 - Related Party Transactions

The balance of the stockholder note payable was $431,874 at September 30, 2007. The original stockholder note was partially repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including annual interest at 10% beginning March 1, 2006 and ending July 1, 2009.

The seller convertible note payable was $147,500 at September 30, 2007.  The principal amount is repaid without interest with monthly payments commencing July 31, 2007 and ending June 30, 2008.

The seller promissory note payable was $355,000 at September 30, 2007.  The principal amount is repaid without interest and is due March 31, 2008.

Note 6 - Recent Accounting Pronouncements

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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

On April 29, 2004, the Company closed a $100,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or one year from date of issuance, with a minimum of 90 days of interest to be paid. As part of the agreement, the investor was to receive 100,000 shares of the Company’s Common Stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission later of June 30, 2004 or one hundred and eighty (180) days from closing of the first acquisition, which is September 10, 2005. This stock was issued on July 1, 2004. This Note was extended to December 31, 2005.  These notes are convertible at any time at the holder’s option into common stock at $0.25 per share.  As of September 30, 2007, $45,000 of principal amount and all accrued interest has been converted to common stock.  A cash payment of $55,000 was subsequently paid on the remaining principal balance.

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

On March 11, 2005, a private placement to accredited investors was completed in the amount of five hundred thousand four dollars ($504,000) with interest payable at twelve (12%) percent per annum. These investors received nine month Convertible Secured Promissory Notes in the amount of $504,000 and were issued 504,000 shares of the Company’s common stock, valued at $.30 per share. The Company has agreed to register the Common Stock with the Securities and Exchange Commission within one hundred and eighty (180) days from closing, which is September 12, 2005. The registration statement was filed on September 12, 2005. This stock was issued on March 11, 2005. These Notes were extended to December 11, 2005. The total value of the shares issued and the corresponding beneficial conversion feature that was created as a result of the issuance of the shares in connection with the convertible notes totaled $151,200 and was recorded as a debt discount with a corresponding increase to equity. The total discount of $151,200 has been amortized over the original life of the loan, and is fully amortized as of December 31, 2005. These notes are convertible at any time at the holder’s option into common stock at $0.25 per share.  As of September 30, 2007, $430,000 of principal amount and all related accrued interest has been converted to common stock in accordance with the terms of the private placement in addition to cash payments of $175,000.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On April 1, 2005, a private placement to an accredited investor was completed in the amount of twenty thousand dollars ($20,000) with interest payable at twelve (12%) percent per annum. This investor received a nine month Convertible Secured Promissory Note in the amount of $20,000 and was issued 20,000 shares of the Company’s common stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission within one hundred and eighty (180) days from closing, which is September 30, 2005. This stock was issued on April 1, 2005. The total value of the shares issued and the corresponding beneficial conversion feature that was created as a result of the issuance of the shares in connection with the convertible notes totaled $6,000 and was recorded as a debt discount with a corresponding increase to equity. The total discount of $6,000 was amortized over the original life of the loan, and is fully amortized as of December 31, 2005. The Note is convertible at any time at the holder’s option into common stock at $0.15 per share.

On November 15, 2006, the Company closed a $50,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or nine months from date of issuance, with a minimum of one year’s interest to be paid. As part of the agreement, the investor was to receive 25,000 shares of the Company’s Common Stock. The total value of the shares issued and the corresponding discount that was created as a result of the issuance of the shares in connection with the convertible notes totaled $5,000 and has been recorded as a debt discount with a corresponding increase to equity. The Company has agreed to piggyback registration rights for the Common Stock. These notes are convertible at any time at the holder’s option into common stock at $0.25 per share.  As of September 30, 2007, $50,000 of principal amount and all related accrued interest had been paid.

On April 2, 2007, the Company closed a $45

,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or nine months from date of issuance, with a minimum of one year’s interest to be paid. As part of the agreement, the investor was issued a common stock purchase warrant for 90,000 shares. The warrants have a term of three years and exercise prices of $.20 if exercised within the twelve months from the issue date, $.30 if exercised within 12 months to 24 months from the issue date; and $.40 if exercised within 24 months to 36 months from the issue date. The Company has agreed to piggyback registration rights for the Common Stock. These notes are convertible at any time at the holder’s option into common stock at $0.25 per share.  Such note and warrant were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.  The Company has concluded that debt discount related to the issuance of warrant and conversion features is insignificant.  As of September 30, 2007, $45,000 of principal amount and all related accrued interest had been paid.

On June 15, 2007, Dutchess Private Equities Fund, Ltd. (the “Investor”) purchased a convertible debenture (“Debenture”) from us for $2,700,000 (“Face Amount”) which has a five-year term and bears annual interest at 12%.  The proceeds of the Debenture have been placed into escrow and were dispersed in July 2007 subsequent to the successful closing of the previously announced acquisition.  Pursuant to this Debenture, we are required to make mandatory interest only payments to the Investor in the amount of 1/12th of the Interest due on the outstanding balance of the Debenture each month for the first nine months after closing on the acquisition.  The first payment is due within thirty (30) days of Closing.  Pursuant to this Debenture, we also are required to make mandatory principal payments to the Investor throughout the life of the Debenture.  For months 6 thru 12, we must pay $15,000 per month, for months 13 thru 18 we must pay $35,000 per month, for months 19 thru 24 we must pay $45,000, for month 25 thru month 25 we must pay $75,000 per month and on month 36 all amounts then current will be due payable.  In conjunction with the Debenture, we have also issued to the Investor a warrant to purchase a number of shares of 13,500,000 with a strike price equal to $.12 per share.  The warrants have a term of five years from the date of issuance.   The Investor may convert the Face Amount into common shares at a conversion rate of the lesser of either (a) the maximum conversion price of $.20 per share of our common stock, or (b) 75% of the lowest closing bid price of our common stock during the immediately preceding ten (10) business days at the time of each conversion.  In addition, the Company paid proceeds to Dutchess totaling $205,000, which was recorded as a debt discount with a corresponding increase to equity. Such discount will amortized over the life of the loan.  Debt discount related to the warrants and beneficial conversion features were insignificant to these financial statements.  Management determined that amortization as of September 30, 2007 was not significant.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On June 15, 2007, the Company closed a $50,000 bridge financing from one accredited investor pursuant to a Promissory Note with interest payable at twelve (12%) percent per annum. Pursuant to such note, the principal and interest will mature on the earlier of the subsequent financing by the Company or nine months from date of issuance, with a minimum of one year’s interest to be paid. As part of the agreement, the investor was to receive 50,000 shares of the Company’s common stock and a three year warrant to purchase an additional 50,000 shares of our common stock at a strike price of $.12 per share. The Company has agreed to piggyback registration rights for the Common Stock. These notes are convertible at any time at the holder’s option into common stock at $0.25 per share. The total value of the shares and warrant issued and the corresponding beneficial conversion feature that was created as a result of the issuance of the shares in connection with the convertible notes totaled $24,000 and was recorded as a debt discount with a corresponding increase to equity. The total discount of $24,000 was amortized over the original life of the loan, and is fully amortized as of June 30, 2007.   As of September 30, 2007, $50,000 of principal amount and all related accrued interest had been paid.

Effective June 30, 2007, the Company issued a $250,000 Convertible Promissory Note pursuant to a stock purchase agreement between Secure System, Inc., a wholly owned subsidiary of the Company and the sellers. Pursuant to such note, there is no interest and the principal is to be paid in twelve monthly installments commencing August 1, 2007. These notes are convertible at any time at the holder’s option into common stock at $0.40 per share.  Management has determined that imputed interest related to this note is not significant to these financials.

Effective September 30, 2007, the Company issued a $355,000 Promissory Note pursuant to a stock purchase agreement between Secure System, Inc., a wholly owned subsidiary of the Company and the sellers. Pursuant to such note, there is no interest and the principal is to be paid on March 31, 2008.  Management has determined that imputed interest related to this note is not significant to these financials.

Current Debt at September 30, 2007

Jan 2004 Note -	$175,000
Jun 2004 Note -	100,000
Mar 2005 Notes -	74,000
Apr 2005 Note -	20,000
sub - Total -	369,000
Stockholder Note -	178,571
Seller Notes -	502,500
Convertible Debenture -	110,000
sub - Total -	1,160,071

Long Term Debt:

Stockholder Note -	253,303
Convertible Debenture -	2,590,000
Debt Discount, net	(187,916)
Total debt -	$3,815,458

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The employment agreements resulting from the March 11, 2005 business combination requires payments of approximately $6,000 per month until July 2007.

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

             The preliminary allocation of the total purchase price of Meadowlands Fire, Safety, and Electrical Supply Co., Inc., and Vanwell Electronics, Inc.’s net tangible and identifiable assets was based on their estimated fair value as of June 30, 2007. Adjustments to these estimates will be included in the allocation of the purchase price of Meadowlands Fire, Safety, and Electrical Supply Co., Inc. and Vanwell Electronics, Inc., if the adjustment is determined within the purchase price allocation period of up to twelve months. The total purchase price of $1,955,000 has been allocated as follows:

Customer list	$1,210,000
Distribution agreement	73,120
Tangible assets acquired and liabilities assumed:
Other current assets	927,974
Non-current assets	5,447
Accounts payable and accrued liabilities	(261,541)
Total purchase price	$1,955,000

The $1,955,000 purchase price was paid as follows:

Cash	$1,250,000
Seller note	250,000
Common stock	100,000
Promissory note	355,000

Total purchase price	$1,955,000

Amortization related to the customer list and distribution agreement is approximately $170,000 per year for the next 5 years.

The following un-audited pro-forma summary presents the results of operations as if the Meadowlands and Vanwell acquisition described above had occurred as of the beginning of each of the periods presented below and is not necessarily indicative of the results that would have occurred had the transactions been completed as of that date or results that may occur in the future.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pro-forma results for the nine months ended 2006 and nine months ended 2007 are as follows:

		September 30, 2006	September 30, 2007

Total revenues		$3,591,859	$3,867,800

Net loss		$(1,090,814)	$(808,017)

Basic net loss per share -	$	( .17)	$(.10)

Diluted net loss per share -		$(.17)	$(.10)

Note 10- Segments

The Company's operations are classified into three principal reportable segments that provide different products or services.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Segment one is the operating Company for the other segments, and generates its revenue from an intercompany management fee.  Segment two generates its revenue from a wireless security device.  Segment three generates its revenue from fire safety devices.

	Somerset International Group	Secure	Meadowlands		Eliminations	Total

Revenue	$18,032	$1,588,950	$810,420		$(18,032)	$2,399,370

Interest Expense	$157,319	$31,286	$96,385		$-	$284,990

Depreciation & Amortization	$17,084	$32,517	$2,178		$245,100	$296,879

Net (income) loss	$924,730	$2,091	$(40,945)	$		$885,876

Assets	$5,058,847	$2,628,654	$991,848		$(3,026,037)	$5,653,312

Note 11 – Subsequent Events

Effective October 1, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which Somerset purchased all the shares of Fire Control Electrical Systems, Inc., a New Jersey corporation (collectively “Fire Control”) from Vincent A. Bianco and Opie F. Brinson, being all of the shareholders of Fire Control.  Pursuant to the Agreement, Somerset acquired Fire Control whereby Fire Control became a wholly owned subsidiary of Somerset.  Fire Control specializes in the distribution, sale, installation and maintenance of fire and security equipment and systems that include fire detection, video surveillance, and burglar alarm equipment.  The results of operations for the acquired entity will be included in consolidated statements of operations beginning October 1, 2007.  The purchase was financed through the use of some of the proceeds of the November 12, 2007 convertible debenture described below.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On November 12, 2007, Dutchess Private Equities Fund, Ltd. (the “Investor”) purchased a convertible debenture (“Debenture”) from us for $1,350,000 (“Face Amount”) which has a five-year term and bears annual interest at 12%.  Pursuant to this Debenture, we are required to make mandatory interest only payments to the Investor in the amount of 1/12th of the Interest due on the outstanding balance of the Debenture each month for the first two months after closing on the acquisition.  The first payment is due within thirty (30) days of Closing.  Pursuant to this Debenture, we also are required to make mandatory principal payments to the Investor throughout the life of the Debenture.  For months 3 thru 9, we must pay $8,000 per month, for months 10 thru 15 we must pay $15,000 per month, for months 16 thru 21 we must pay $20,000, for month 22 thru month 30 we must pay $30,000 per month, for month 31 thru month 35 we must pay $40,000 per month and on month 36 all amounts then current will be due payable.  In conjunction with the Debenture, we have also issued to the Investor a warrant to purchase a number of shares of 5,000,000 with a strike price equal to $.05 per share.  The warrants have a term of five years from the date of issuance.   The Investor may convert the Face Amount into common shares at a conversion rate of the lesser of either (a) the maximum conversion price of $.10 per share of our common stock, or (b) 75% of the lowest closing bid price of our common stock during the immediately preceding ten (10) business days at the time of each conversion.  In addition, the Company paid proceeds to Dutchess totaling $150,000, which was recorded as a debt discount with a corresponding increase to equity. Such discount will amortized over the life of the loan.

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

We have only established an allowance for doubtful accounts for Secure’s subsidiary accounts receivable. We analyzed the ability to collect accounts that are large, none of which are currently past due for Secure. Historically, Secure has not incurred bad debt expense and that trend is anticipated to continue.  Management will evaluate Secure’s subsidiaries allowance on a periodic basis.

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

Results of Operations

Revenues

Revenues of $1,281,305 and $2,399,370, respectively, for the three and nine months ended September 30, 2007 increased by $807,212 and by $1,018,401, respectively, over revenues of $474,093 and $1,380,969 during the three and nine months ended September 30, 2006. This was primarily attributable to the June 30, 2007 acquisition of Meadowlands.

Costs of Goods Sold

Costs of Goods Sold of $795,883 and $1,381,862, respectively, for the three and nine months ended September 30, 2007 increased by $497,492 and by $517,896, respectively, over costs of goods sold of $298,391 and $863,966 during the three and nine months ended September 30, 2006. This was primarily attributable to the June 30, 2007 acquisition of Meadowlands.

Gross Margin

Gross Margin for the three and nine months ended September 30, 2007 increased to $485,422 and 37.9% of revenue and $1,017,508 and 42.4% of revenue, respectively, from a gross margin of $175,702 and 37.1% of revenue and $517,003 and 37.4% of revenue during the three and nine months ended September 30, 2006.  This was a direct result of the changes in Revenues described above offset by the changes in the Cost of Goods Sold described above.

General and Administrative Expenses (“G&A”)

G&A expenses for the three and nine months ended September 30, 2007 of $487,783 and $1,088,674 respectively, increased by $221,434 and by $204,785 for the three months and the nine months over G&A expenses of $266,349 and $883,889 during the three and nine months ended September 30, 2006 respectively.  This was primarily attributable to the June 30, 2007 acquisition of Meadowlands.

Other Expense

Other expense for the three and nine months ended September 30, 2007 increased to $110,782 and $308,990 respectively, from other expense of $40,859 and $125,685 during the three and nine months ended September 30, 2006. This increase is primarily attributable to the interest on the convertible debenture and corresponding debt discount issued in June 2007.

Dividends on Preferred Stock

Dividends on preferred stock for the three and nine months ended September 30, 2007 were $89,582 and $268,746 which was unchanged from $89,582 and $268,746 in dividends during the three and nine months ended September 30, 2006. These dividends are attributable to the redeemable convertible preferred shares issued in conjunction with the March 11, 2005 merger with Secure System, Inc.   On September 28, 2007, in accordance with the terms of the Series A Preferred Stock, all of the holders of preferred stock converted such stock and accrued dividends to common stock.

Net (Loss)

Net Loss attributable to common stockholders for the three and nine months ended September 30, 2007 increased by $128,372 to $462,787 from $334,415 during the three months and increased by $76,667 to $1,154,622 from $1,077,955 for the nine months ended September 30, 2006. This was a direct result of the increase in Gross Margin described above offset by the changes in the General and Administrative expenses and Other Expense described above.

Liquidity and Capital Resources:

We are currently financing our operations primarily through cash generated by financing activities in the form of promissory notes, convertible debentures, and equity investments. We financed our business acquisitions through the issuance of redeemable preferred stock, cash generated from promissory notes, and convertible debentures.

We completed the Secure merger by obtaining a short term bridge financing of $504,000. Pursuant to the terms of the offering, we had a minimum raise of $500,000 and a maximum raise of $700,000. As of March 11, 2005, we raised the minimum of $500,000 and these proceeds were distributed to Secure as part of that transaction. Each of the investors in this financing received nine (6) month notes with a twelve (12%) percent annual interest rate. For each dollar invested, an investor received a note for a dollar repayable in full nine months from the date of the note and one share of our common stock. In addition, the notes are convertible, at the option of the holder, into shares of common stock at the price of $0.25 per share.  Consequentially, we issued a total of 504,000 shares to these investors. Such notes were due and payable September 11, 2005. We had requested a ninety day extension on such notes and we received approval from all of the noteholders. Although the ninety day extension has passed as of March 28, 2006, none of the noteholders has declared a default and we intend to repay any unconverted notes through the proceeds of additional financings.  As of September 30, 2007, $430,000 of principal amount and all related accrued interest to date has been retired through cash payments due of $180,000 and the balance converted to common stock in accordance with the terms of the private placement.

We completed the Meadowlands acquisition by using a portion of the proceeds of the five year Convertible Debenture that we issued with gross proceeds of $2,700,000.  Pursuant to this Debenture, we are required to make mandatory interest only payments to the Investor in the amount of 1/12th of the Interest due on the outstanding balance of the Debenture each month for the first nine months after closing on the acquisition.  Pursuant to this Debenture, we also are required to make mandatory principal payments to the Investor throughout the life of the Debenture.  For months 7 thru 12, we must pay $15,000 per month, for months 13 thru 18 we must pay $35,000 per month, for months 19 thru 24 we must pay $45,000, for month 25 thru month 35 we must pay $75,000 per month and on month 36 all amounts then current will be due payable.

At September 30, 2007, the Company had negative working capital of approximately $771,500.

We plan to establish a source of revenues sufficient to cover our operating costs by acquiring additional companies that are generating positive cash flows from operating activities either at acquisition or projected to do so in the future , thereby furthering the objective of becoming profitable and generating positive cash flow from operating activities on a consolidated basis. The funds needed to continue operations over the next twelve months will be raised from accredited investors and/or institutional investors as in the previous financings. During this period, the Company will attempt to reduce or defer expenses until such time as the capital is available.

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

ITEM 3.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

ITEM 2.

CHANGES IN SECURITIES

On July 12, 2007, the Company approved the issuance of the following shares of common stock for the conversion of outstanding convertible notes to the Company:

Monte and Joan Engler – 248,539 shares.

Joshua Emanuel – 248,539 shares.

Randa Globerman – 49,708 shares.

Walter & Gail Harris – 49,708 shares.

Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.  In addition to the above, these shareholders received a total of 140,000 shares of common stock registered in the Company’s SB-2 registration statement filed with the SEC.

On July 19, 2007, the Company approved the issuance of the 245,613 shares of restricted common stock to William Farley for the conversion of outstanding convertible notes to the Company. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.  In addition to the above, this shareholder received 150,000 shares of common stock registered in the Company’s SB-2 registration statement filed with the SEC.

On July 31, 2007, the Company approved the issuance of the 572,240 shares of restricted common stock to Ida Roos Wooldridge for the conversion of outstanding convertible notes to the Company. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.  In addition to the above, this shareholder received 100,000 shares of common stock registered in the Company’s SB-2 registration statement filed with the SEC.

On September 28, 2007, the Company approved the issuance of the 9,932,200 shares of common stock to the Series A Redeemable Convertible Preferred Shareholders for the conversion of outstanding preferred shares of the Company. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There have been no notices of default provided to the Company.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

(a)

Exhibits:

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

(b)

Reports on Form 8K:

On July 10, 2007, the Company filed an 8K/A pursuant to:

•

Item 1.01 based on the entry into a material definitive agreement

•

Item 2.01 based on the completion of an acquisition.

On July 20, 2007, the Company filed an 8K pursuant to:

•

Item 3.02 based on the unregistered sales of equity securities.

On July 25, 2007, the Company filed an 8K pursuant to:

•

Item 5.03 based on amendments to articles of incorporation or bylaws; change in fiscal year.

On September 6, 2007, the Company filed an 8K/A pursuant to:

•

Item 1.01 based on the entry into a material definitive agreement

•

Item 2.01 based on the completion of an acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)

Date: November 14, 2007	By:	/s/ John X. Adiletta
John X. Adiletta
Chief Executive Officer
Chief Financial Officer