Form 10-K
period 2007-12-31
SOMERSET INTERNATIONAL GROUP,INC.
filed 2008-04-02
CIK 350524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

SOMERSET INTERNATIONAL GROUP, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware		13-2795675
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

90 Washington Valley Road, Bedminster, NJ 07921

(Address of Principal Executive Office) (Zip Code)

(908) 719-8909

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock, $.001 par value		OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐☒    No ☐☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State registrant’s revenues for its most recent fiscal year:  $3,879,312.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2008 was $1,232,822.

On March 31, 2008, there were 23,058,655 outstanding shares of the registrant’s common stock, $.001 par value.

2

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

(a)  State of Incorporation; Offices and Facilities

Somerset International Group, Inc. (“Somerset”) was incorporated under the laws of the State of Delaware in 1968 and commenced operations in 1972. Effective December 31, 2001, Somerset (formerly known as ORS Automation, Inc.) ceased conducting operations. The decision to cease operations was made prior to the year end after our two principal customers, who accounted for substantially all of our sales, canceled all orders for products in the foreseeable future and based upon the general decline in electronics manufacturing activity. Our current activity is the acquisition of profitable and near term profitable private small and medium sized businesses that provide proprietary security products and solutions for people and enterprises – from personal safety to information security – and maximizing the profitability of our acquired entities and to act as a holding company for such entities. On July 7, 2004, we entered into a Plan and Agreement of Merger with Secure System, Inc., (“Secure”), a New Jersey corporation, which provides wireless security products and services marketed throughout the United States. The acquisition was completed on March 11, 2005.  On June 30, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which Secure, our wholly owned subsidiary, purchased all the shares of Meadowlands Fire, Safety, and Electrical Supply Co., Inc., a New Jersey corporation, and Vanwell Electronics, Inc., a New Jersey corporation (collectively “Meadowlands”) from Keith Kesheneff and Kathryn Kesheneff, being all of the shareholders of Meadowlands.  Pursuant to the Agreement, Secure acquired Meadowlands whereby Meadowlands became a wholly owned subsidiary of Secure.  Meadowlands specializes in the distribution, sale, installation and maintenance of fire and security equipment and systems that include fire detection, video surveillance, and burglar alarm equipment.  Effective October 1, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which Somerset purchased all the shares of Fire Control Electrical Systems, Inc., a New Jersey corporation, ( “Fire Control”) from Vincent Bianco and Opie Brinson, being all of the shareholders of Fire Control.  Pursuant to the Agreement, Somerset acquired Fire Control whereby Fire Control became a wholly owned subsidiary of Somerset.  Fire Control specializes in the distribution, sale, installation and maintenance of fire and security equipment and systems that include fire detection, video surveillance, and burglar alarm equipment.  Our executive office is located at 90 Washington Valley Road, Bedminster, New Jersey.

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

On June 30, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which Secure, our wholly owned subsidiary, purchased all the shares of Meadowlands Fire, Safety, and Electrical Supply Co., Inc., a New Jersey corporation, and Vanwell Electronics, Inc., a New Jersey corporation (collectively “Meadowlands”) from Keith Kesheneff and Kathryn Kesheneff, being all of the shareholders of Meadowlands.  Pursuant to the Agreement, Secure acquired Meadowlands whereby Meadowlands became a wholly owned subsidiary of Secure.  Meadowlands specializes in the distribution, sale, installation and maintenance of fire and security equipment and systems that include fire detection, video surveillance, and burglar alarm equipment.  The results of operations for the acquired entity will be included in consolidated statements of operations beginning July 1, 2007.  The purchase was financed through the use of some of the proceeds of the June 15, 2007 convertible debenture.

The acquisition was financed by using a portion of the proceeds of the five year Convertible Debenture that we issued with gross proceeds of $2,700,000.  Pursuant to this Debenture, we are required to make mandatory interest only payments to the Investor in the amount of 1/12th of the Interest due on the outstanding balance of the Debenture each month for the first six months after closing on the acquisition.  Pursuant to this Debenture, we also are required to make mandatory principal payments to the Investor throughout the life of the Debenture.  For months 7 thru 12, we must pay $15,000 per month, for months 13 thru 18 we must pay $35,000 per month, for months 19 thru 24 we must pay $45,000, for month 25 thru month 35 we must pay $75,000 per month and on month 36 all amounts then current will be due payable.

Effective October 1, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which Somerset purchased all the shares of Fire Control Electrical Systems, Inc., a New Jersey corporation (collectively “Fire Control”) from Vincent A. Bianco and Opie F. Brinson, being all of the shareholders of Fire Control.  Pursuant to the Agreement, Somerset acquired Fire Control whereby Fire Control became a wholly owned subsidiary of Somerset.  Fire Control specializes in the distribution, sale, installation and maintenance of fire and security equipment and systems that include fire detection, video surveillance, and burglar alarm equipment.  The results of operations for the acquired entity will be included in consolidated statements of operations beginning October 1, 2007.  The purchase was financed through the use of some of the proceeds of the November 12, 2007 convertible debenture.

The acquisition was financed by using a portion of the proceeds of the five year Convertible Debenture that we issued with gross proceeds of $1,350,000.  Pursuant to this Debenture, we are required to make mandatory interest only payments to the Investor in the amount of 1/12th of the Interest due on the outstanding balance of the Debenture each month for the first two months after closing on the acquisition.  The first payment is due within thirty (30) days of Closing.  Pursuant to this Debenture, we also are required to make mandatory principal payments to the Investor throughout the life of the Debenture.  For months 3 thru 9, we must pay $8,000 per month, for months 10 thru 15 we must pay $15,000 per month, for months 16 thru 21 we must pay $20,000, for month 22 thru month 30 we must pay $30,000 per month, for month 31 thru month 35 we must pay $40,000 per month and on month 36 all amounts then current will be due payable.

(d)  2007 Revenues

Somerset had revenues of $3,879,312 in fiscal 2007.

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

(f) Employees

As of March 28, 2008, Somerset has 1 employee, Secure has 12 employees, Meadowlands has 16 employees, and Fire Control has 14 employees. These employees include 4 in assembly and engineering, 4 in sales and marketing, 22 in service and installation, and 13 in operations and administration. No employees are currently covered under collective bargaining agreements.

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

None.

PART II

ITEM 5.

 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On November 10, 2004, the Company was notified that it had received clearance from the National Association of Securities Dealers (“NASD”) to have its Common Stock quoted on the Over the Counter (“OTC”) Bulletin Board.

Our common stock is currently traded on the OTC Bulletin Board under the symbol “SOSI.” Our common stock has been quoted on the OTC Bulletin Board since November 10, 2004.  The following table sets forth the range of high and low bid quotations for each quarter of calendar year 2007, and the first quarter of calendar year 2008 up to March 29, 2008. These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Year	Period	High	Low
2007	First	$0.22	$0.10
2007	Second	$0.38	$0.09
2007	Third	$0.19	$0.10
2007	Fourth	$0.19	$0.05
2008	First	$0.15	$0.05

As of December 31, 2007, there were approximately 635 holders of record of Somerset’s common stock.

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

Warrants

As of December 31, 2007, 12,280,000 warrants have been issued to eight warrant holders. The warrant holders are entitled to purchase fully paid and nonassessable shares of the our common stock, $.001 par value per share at a per share purchase price in the following manner: 25,000 exercisable at $.30 if exercised within the twelve months from June 30, 2005, the date of the warrant; $.40 if exercised within 12 months to 24 months from the date of the warrant; and $.50 if exercised within 24 months to 36 months from the date of the warrant, 25,000 exercisable at $.30 if exercised within the twelve months from August 19, 2005, the date of the warrant; $.40 if exercised within 12 months to 24 months from the date of the warrant; and $.50 if exercised within 24 months to 36 months from the date of the warrant, 15,000 exercisable at $.30 if exercised within the twelve months from October 21, 2005, the date of the warrant; $.40 if exercised within 12 months to 24 months from the date of the warrant; and $.50 if exercised within 24 months to 36 months from the date of the warrant, 10,000 exercisable at $.30 if exercised within the twelve months from February 1, 2006, the date of the warrant; $.40 if exercised within 12 months to 24 months from the date of the warrant; and $.50 if exercised within 24 months to 36 months from the date of the warrant, 30,000 exercisable at $.30 if exercised within the twelve months from May 26, 2006, the date of the warrant; $.40 if exercised within 12 months to 24 months from the date of the warrant; and $.50 if exercised within 24 months to 36 months from the date of the warrant, and 25,000 exercisable at $.30 if exercised within the twelve months from August 14, 2006, the date of the warrant; $.40 if exercised within 12 months to 24 months from the date of the warrant; and $.50 if exercised within 24 months to 36 months from the date of the warrant, 5,000 warrants are exercisable at $.20 per share for a period of five years, 5,000 warrants are exercisable at $.18 per share for a period of five years, 90,000 warrants and are exercisable at $.20 if exercised within the twelve months from the from April 2, 2007, $.30 if exercised within 12 months to 24 months from the issue date; and $.40 if exercised within 24 months to 36 months, 50,000 warrants are exercisable at $.12 per share for a period of three years, 7,000,000 exercisable at $.05 if exercised within the twelve months from June 15, 2007, 5,000,000 exercisable at $.05 if exercised within the twelve months from November 12, 2007.  The warrants may be exercised in full or in part (but not of a fractional share) by the holder.

Stock Option Grants

There are no options to purchase our securities outstanding. We may in the future establish an incentive stock option plan for our directors, employees and consultants.

ITEM 6.

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates," "may," "will," "likely," "could" and words of similar import. Such statements include statements concerning the Company's business strategy, operations, cost savings initiatives, future compliance with accounting standards, industry, economic performance, financial condition, liquidity and capital resources, existing government regulations and changes in, or the failure to comply with, governmental regulations.  All statements in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding Somerset statements regarding future sales and its efforts to attract new customers for its products and develop new  products. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including, but not limited to, uncertainties relating to technologies, product development, our ability to generate sufficient cash from operations or from investors or lenders to fund product development and sales and marketing efforts needed to attract new customers, operations, manufacturing, market acceptance, cost and price of Somerset products, ability to attract new customers, regulatory approvals, competition, intellectual property of others, and patent protection and litigation.  The Company's actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified elsewhere in this Annual Report on Form 10-K. Somerset expressly disclaims any obligation or undertaking to release publicly any updated or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

The table below presents selected financial data for Somerset for the past two years.

Results of Operations For The Year Ended December 31,	2007	2006
Sales	$3,879,312	$1,740,391
Operating Expenses	4,920,38	2,715,126
Loss from Operations	(1,041,068)	(974,735)
Net Loss attributable to Common Stockholders	(1,753,078)	(1,495,687)
Basic Loss per Common Share	(0.15)	(0.23)

Financial Position at December 31,	2007	2006
Total Assets	$6,908,443	$3,628,268
Total Liabilities	6,578,053	2,341,264
Shareholders Equity(Deficit)	330,390	(2,730,967)

General

On June 30, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which Secure, our wholly owned subsidiary, purchased all the shares of Meadowlands Fire, Safety, and Electrical Supply Co., Inc., a New Jersey corporation, and Vanwell Electronics, Inc., a New Jersey corporation (collectively “Meadowlands”) from Keith Kesheneff and Kathryn Kesheneff, being all of the shareholders of Meadowlands.  Pursuant to the Agreement, Secure acquired Meadowlands whereby Meadowlands became a wholly owned subsidiary of Secure.  The purchase was financed through the use of some of the proceeds of the June 15, 2007 convertible debenture.

Effective October 1, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which Somerset purchased all the shares of Fire Control Electrical Systems, Inc., a New Jersey corporation (collectively “Fire Control”) from Vincent A. Bianco and Opie F. Brinson, being all of the shareholders of Fire Control.  Pursuant to the Agreement, Somerset acquired Fire Control whereby Fire Control became a wholly owned subsidiary of Somerset.  The purchase was financed through the use of some of the proceeds of the November 12, 2007 convertible debenture.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, including stock issued for services and or compensation and related disclosure on contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions. Critical accounting policies are defined as those that are reflective of significant judgments, estimates and uncertainties and potentially result in materially different results under different assumptions and conditions. For a detailed discussion on the application of these and other accounting policies see Note 2 to our financial statements.

We have only established an allowance for doubtful accounts for Secure’s subsidiary accounts receivable and Fire Control. We analyzed the ability to collect accounts that are large, none of which are currently past due for Secure. Historically, Secure has not incurred bad debt expense and that trend is anticipated to continue.  Management will evaluate Secure’s subsidiary allowance and Fire Control on a periodic basis.

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

Revenues

Revenues of $3,879,312 for the year ended December 31, 2007 increased by $2,138,921 over revenues of $1,740,391 during the year ended December 31, 2006. $198,395 of the increases in revenues for the twelve month period was attributable to Secure.  $1,530,609 of the increases in revenues for the twelve month period was attributable to the June 30, 2007 acquisition of Meadowlands.  $409,917 of the increases in revenues for the twelve month period was attributable to the October 1, 2007 acquisition of Fire Control. The increases at Secure was primarily attributable to an increase in Equipment Sales and Installation Revenues of $171,852 and a decrease in Subscription Revenues of $156,443 for the same period for the twelve months ended December 31, 2006 offset by an increase in Maintenance Revenues of $182,986.

Costs of Goods Sold

Costs of Goods Sold for the year ended December 31, 2007 increased to $1,780,290, representing an increase of $688,040 over costs of goods sold of $1,092,250 during the year ended December 31, 2006.  Approximately $753,849 of the increases in costs and expenses for the twelve month period were attributable primarily to the acquisition of Meadowlands and Fire Control offset by a decrease in costs of goods sold for Secure of approximately $71,160.  The decrease at Secure was primarily attributable to a decrease in installation and service costs of $129,385 offset by an increase in materials cost of $58,225.

Gross Margin

Gross Margin for the year ended December 31, 2007 increased to $2,099,023 and 54.1% of revenue, representing an increase of $1,450,882 from a gross margin of $648,141 and 37.2% of revenue during the year ended December 31, 2006.  $1,176,345 of the increases in gross margin and percentage of gross margin for the twelve month period were attributable primarily to the acquisition of Meadowlands and Fire Control and an increase in gross margin for Secure of $274,540.

Selling, General, and Administrative Expenses (“SG&A”)

SG&A expenses for the year ended December 31, 2007 of $3,140,091, increased by $1,517,215 over SG&A expenses of $1,622,876 during the year ended December 31, 2006.  Selling and marketing expenses decreased by approximately $22,402, general and administrative expenses increased by $1,165,668, amortization expense increased by approximately $363,990, and depreciation expense increased by $9,959 from the year ended December 31, 2006.  $887,862 of the increase in general and administrative expenses was primarily attributable to the acquisition of Meadowlands and Fire Control.  Substantially, all of the increase in amortization expense and depreciation was attributable to the acquisition of Meadowlands and Fire Control. $292,519 of the increase in general and administrative expenses was attributable to Secure in professional fees, salaries, and travel.

Other Expense

Other Income (Expense) increased to $443,167 for the year ended December 31, 2007 from $161,624 during the year ended December 31, 2006, representing an increase of approximately $281,543.  Interest expense for the year ended December 31, 2007 increased by $246,090 to $416,534 from interest expense of $170,444 during the year ended December 31, 2006. This increase is primarily attributable to the interest on the convertible debentures issued in June and November 2007, the promissory notes acquired with the merger with Somerset-New Jersey, as well as from the promissory notes issued in conjunction with the March 11, 2005 merger with Secure System, Inc.  Amortization expense of debt discount increased from $0 for the year ending December 31, 2006 to $24,000 during the year ended December 31, 2007.

 Dividends on Preferred Stock

Dividends on preferred stock for the year ended December 31, 2007 were $268,746 versus $358,328 in dividends during the year ended December 31, 2006, which represented a decrease of $89,582. These dividends are attributable to the redeemable convertible preferred shares issued in conjunction with the March 11, 2005 merger with Secure System, Inc.  These preferred shares were all converted to common stock on September 30, 2007.

Net (Loss)

Net Loss attributable to common stockholders for the year ended December 31, 2007 increased by $257,391 to $1,753,078 from $1,495,687 during the year ended December 31, 2006.  The increase in net loss is offset by an increase in gross margin described above for the period and primarily attributable to  an increase in selling, general, and administrative expenses for the year as described above.

 Liquidity and Capital Resources

We are currently financing our operations primarily through cash generated by financing activities in the form of promissory notes, convertible debentures, and equity investments. We financed our business acquisitions through the issuance of redeemable preferred stock, cash generated from the promissory notes, and cash generated from convertible debentures.

We completed the Secure merger by obtaining a short term bridge financing of $504,000. Pursuant to the terms of the offering, we had a minimum raise of $500,000 and a maximum raise of $700,000. As of March 11, 2005, we raised the minimum of $500,000 and these proceeds were distributed to Secure as part of that transaction. Each of the investors in this financing received nine (6) month notes with a twelve (12%) percent annual interest rate. For each dollar invested, an investor received a note for a dollar repayable in full nine months from the date of the note and one share of our common stock. In addition, the notes are convertible, at the option of the holder, into shares of common stock at the price of $0.25 per share.  Consequentially, we issued a total of 504,000 shares to these investors. Such notes were due and payable September 11, 2005. We had requested a ninety day extension on such notes and we received approval from all of the noteholders. Although the ninety day extension had passed as of March 28, 2006, none of the noteholders had declared a default and we intend to repay any unconverted notes through the proceeds of additional financings.  As of September 30, 2007, $430,000 of principal amount and all related accrued interest to date has been retired through cash payments due of $180,000 and the balance converted to common stock in accordance with the terms of the private placement.

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

We completed the Fire Control acquisition by using a portion of the proceeds of the five year Convertible Debenture that we issued with gross proceeds of $1,350,000.  Pursuant to this Debenture, we are required to make mandatory interest only payments to the Investor in the amount of 1/12th of the Interest due on the outstanding balance of the Debenture each month for the first two months after closing on the acquisition.  The first payment is due within thirty (30) days of Closing.  Pursuant to this Debenture, we also are required to make mandatory principal payments to the Investor throughout the life of the Debenture.  For months 3 thru 9, we must pay $8,000 per month, for months 10 thru 15 we must pay $15,000 per month, for months 16 thru 21 we must pay $20,000, for month 22 thru month 30 we must pay $30,000 per month, for month 31 thru month 35 we must pay $40,000 per month and on month 36 all amounts then current will be due payable.

At December 31, 2007, the Company had negative working capital of $978,820, and stockholder equity of $330,390.  It is for these factors that our auditors have issued an explanatory paragraph with regard to our ability to continue as a going concern.

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

Recent Accounting Pronouncements

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

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

In December 2007, the FASB revised Statement of Financial Accounting Standard N. 141 (SFAS 141R), “Business Combinations”, which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted before that date.  SFAS 141R requires assets and liabilities recorded in a business combination to be recorded at fair value and replaces the cost-allocation process under the prior standard.  In addition, SFAS 141R requires separate recognition of acquisition costs and requires recognition of contractual contingencies at fair value as of the acquisition date.  Further, the revised standard requires capitalization of research and development assets and requires fair value recognition of contingent consideration as of the acquisition date.   The Company is currently evaluating the potential impact of this pronouncement.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  Early application is encouraged.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  In addition, the standard requires tabular disclosure of fair value of derivative instruments and their gains and loss, requires disclosure regarding credit risk related contingent features of the Company’s derivative instruments and requires cross referencing within the footnote disclosures regarding information about derivative instruments.   The Company does not expect that this pronouncement will have a significant impact on its financial condition or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (SFAS 160), “Non-Controlling Interests in Consolidated Financial Statements, An Amendment of Accounting Research Bulletin No. 51”, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early application is not permitted before that date.  SFAS 160 changes the terminology of minority interests, which will now be known as non-controlling interest and requires that non-controlling interests be clearly identified within stockholders’ equity as a separate component from the parent company’s equity and net income or loss attributable to non-controlling interests be clearly identified and presented on the face of the consolidated statement of operations.  In addition, the standard requires adequate disclosure between interests of the parent company and interests of the non-controlling equity holders.   The Company does not expect that this pronouncement will have a significant impact on its financial condition or results of operations.

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and schedules filed herewith are listed in the table of contents to the financial statements on page F-1.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

 CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of its President, the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the SEC Act of 1934) as of December 31, 2007.  Based on such evaluation, the President of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is not operating in an effective manner.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of management, including our President, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During management’s evaluation of internal controls over financial reporting, the following material weaknesses in the internal control over financial reporting procedures were found:

•

There is no Audit Committee in place as required by the Sarbanes-Oxley Act of 2002.

•

There is no Whistleblower Policy adopted and communicated to all staff and management

•

There are no controls in place to ensure complete and accurate recording of all trade payables, accrued liabilities and accrued purchases

•

There are no controls in place to ensure complete and accurate preparation of the Statement of Cash Flows as they are currently not reviewed and re-calculated by a person other than the preparer.

•

There is no independent review of expenditures that are approved by the CEO by the Audit Committee to ensure validity of expenditures.

•

There is no independent review of expenditure classifications to ensure they are complete and accurate.

•

All spreadsheets that are used in connection with preparation of the financial statements are not independently re-calculated, reviewed and approved by management.

•

There is no independent review and re-calculation of stockholders’ equity section of the financial statement.

•

There is no independent review and re-calculation of investments in subsidiaries and other equity investment values represented in the financial statements.

•

There is no independent review by company management that financial statements are prepared in conformity with GAAP and SEC reporting requirements as well as related footnote disclosures based on current GAAP and SEC standards.

Based on the material weaknesses noted above, management concludes that the internal controls over financial reporting are not effective.  Management will be undertaking remediation efforts on a cost-effective basis to remediate material weaknesses during the next fiscal year.  Based on cost constraints not all material weaknesses are expected to be remediated.  As a result, internal controls over financial reporting are expected to remain not effective until revenues from operations are sufficient to support additional internal controls and the formation of an audit committee.

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the SEC Act of 1934) identified in connection with the evaluation as of December 31, 2007 by the President, which occurred during the most recent fiscal quarter, which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Part III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

Name	Positions with registrant and age as of March 28, 2008	Has served as director since
John X. Adiletta	President, Chief Executive Officer, Chairman, 59	February, 2004

John X. Adiletta, President, Chief Executive Officer and a member of the Board of Directors of the Company since February 12, 2004, at which time Somerset International Group Inc., a New Jersey corporation 45% owned by Mr. Adiletta purchased the majority of the controlling stock held by J.R.S. Holdings L.L.C.  Mr. Adiletta is a senior executive with over 38 years of multi-functional experience in the telecommunication services, mobile and modular facilities leasing, and vehicle leasing industries.  Mr. Adiletta currently serves on the Board of Directors of Output Services Group, Inc., a privately held company.

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

Compliance with 16(A) of the Exchange Act:

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, all reports required to be filed were timely filed in fiscal year ended December 31, 2007.

Code of Ethics:

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.

EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation paid by Somerset during the fiscal years ended December 31, 2007, 2006 and 2005 in all capacities for the accounts of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Name and Principal Position	Year	Restricted Compensation	Annual Stock Awards
John X. Adiletta, CEO (2) (3)	2007	$332,750	0
	2006	$302,500	0
	2005	$290,000	0
Paul L. Patrizio (1) (2)	2005	$0	0

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

John X. Adiletta, our Chairman, President and CEO, entered into an employment Agreement with Somerset-NJ in January 2004, pursuant to which he currently receives a base salary of $250,000 (subject to a minimum upward adjustment of 10% annually). Pursuant to our merger with Somerset-NJ we assumed the obligations set forth in the employment agreement. Mr. Adiletta is also eligible for such bonus compensation as may be determined by the Board of Directors from time to time, as well as a bonus of five percent (5%) of the earnings before interest, depreciation, and amortization based on our audited consolidated results. The employment agreement terminates on December 31, 2009. The agreement contains non-competition and termination non-solicitation provisions which survive the termination of Mr. Adiletta’s employment for one year. In the event of termination of employment without cause, the agreement provides that we shall: (1) pay Mr. Adiletta severance equaling the greater of the balance of the term of the agreement or one year’s salary, (2) provide to Mr. Adiletta certain medical (including disability) and vacation benefits; and (3) within 3 months of termination, pay to Mr. Adiletta an amount equal to the bonus paid to Mr. Adiletta in the preceding year under the agreement. In the event of a change of control, as defined in the agreement, Mr. Adiletta may at his election, at any time within one year after such event, terminate the agreement with 60 days prior written notice. Upon such termination, Mr. Adiletta is entitled to: (1) a lump-sum severance payment equal to 200% of Mr. Adiletta’s annual salary rate in effect as of the termination, or if greater, such rate in effect immediately prior to the change in control of Somerset, (2) an amount equal to 200% of his bonus for the previous year; and (3) for a eighteen (18) month period after such termination certain disability, accident and group health insurance benefits.

Directors do not receive any monetary remuneration for their services as such.

The Company does not have a retirement plan.

 ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of the shares of Somerset’s voting stock owned as of March 28, 2008 by all persons known to Somerset who own more than 5% of the outstanding number of such shares, by all directors of Somerset, and by all officers and directors of Somerset as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name	Number of Shares Beneficially Owned	Percent of Class
Common	John X. Adiletta	5,750,000	24.94%
	c/o 90 Washington Valley Road Bedminster, New Jersey 09721
Common	William F. Farley	4,980,436	21.60%
	c/o 90 Washington Valley Road Bedminster, New Jersey 07921
Voting	All Directors and Officers as a group	5,750,000	24.94%

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The stockholder note payable was $388,526 at December 31, 2007. The note plus accrued interest matured on December 31, 2001. On July 1, 2004, the Company amended the note to add accrued interest through June 30, 2004 of $266,855 to the principal amount of $503,602. The new principal amount of the note was repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including annual interest at 10% beginning March 1, 2006 and ending July 1, 2009.  Payments are currently in arrears.

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

On December 31, 2007, the Company approved the issuance of 1,700,000 shares of restricted common stock to John X. Adiletta, the Company’s President and Chief Executive Officer. These shares are being issued based on the conversion of $100,000 in salary owed to John X. Adiletta at the rate of $0.05 per share.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

PART IV

ITEM 13.

EXHIBITS LIST AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K and Form 8K/A

On January 16, 2007, the Company filed a Form 8K that on January 15, 2007, the Company, by a vote of a majority of its holders of Series A Convertible Preferred Stock, approved an amendment to its Articles of Incorporation by modifying the Certificate of Designations of its Series A Convertible Preferred Stock effective January 15, 2007 as follows:  the first Redemption Date was amended and extended to July 14, 2007.

On January 26, 2007, the Company filed a Form 8K that on January 22, 2007, the Company approved the issuance of 50,000 shares to Starobin Partners pursuant to a consulting agreement between the Company and Wellfleet Partners, Inc. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On April 17, 2007, the Company filed a Form 8K that on April 2, 2007, the Company approved the issuance of a convertible promissory note for $45,000 to Karl Kaplan and issued a common stock purchase warrant to Karl Kaplan for 90,000 warrants. The warrants have a term of three years and exercise prices of $.20 if exercised within the twelve months from the issue date, $.30 if exercised within 12 months to 24 months from the issue date; and $.40 if exercised within 24 months to 36 months from the issue date. Such note and warrant were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On June 17, 2007, the Company filed a Form 8K that:

•

On June 15, 2007, Dutchess Private Equities Fund, Ltd. (the “Investor”) purchased a convertible debenture (“Debenture”) from us for $2,700,000 (“Face Amount”) which has a five-year term and bears annual interest at 12%.

•

On June 15, 2007, we also entered into a convertible promissory note and common stock purchase warrant agreement (collectively “Note”) with Sophia Meneve (“Holder”) in the amount of $50,000.  The Note matures 60 days from the date of issuance (“Maturity Date”) and bears annual interest at 12%.  We are required to pay the Holder a minimum of 180 days of interest on the principal being repaid.  Similarly, although there is no penalty for prepayment, we must pay the Holder a minimum of 180 days of interest on the principal being repaid.  As additional consideration we issued to the Holder 50,000 shares of our common stock, par value $.001 and a warrant to purchase an additional 50,000 shares of our common stock at a strike price of $.12 per share.

•

On June 15, 2007, the Company approved the issuance 25,000 shares to Karl Kaplan and 25,000 shares to Julie Boyle in consideration of a waiver provided to the Company pursuant to a recent financing.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On July 7, 2007, the Company filed a Form 8K that on June 30, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which Secure System, Inc., a New Jersey Corporation (hereinafter “Secure” or the “Buyer”), our wholly owned subsidiary, purchased all the shares of Meadowlands Fire, Safety, and Electrical Supply Co., Inc., a New Jersey corporation, and Vanwell Electronics, Inc., a New Jersey corporation (collectively “Meadowlands” or the “Company”) from Keith Kesheneff and Kathryn Kesheneff, being all of the shareholders of Meadowlands.  Pursuant to the Agreement, Secure acquired Meadowlands whereby Meadowlands became a wholly owned subsidiary of Secure.  The closing of the transactions contemplated by the Agreement was subject to customary closing conditions, including the delivery of financial statements by Meadowlands.

On July 10, 2007, the Company filed a Form 8K/A that the Audited Consolidated Financial Statements of Meadowlands Fire, Safety, and Electrical Supply Co., Inc. and Vanwell Electronics, Inc as of December 31, 2006 and 2005 were filed as Exhibit 99.1 and Exhibit 99.2

On July 20, 2007, the Company filed a Form 8K that on July 12, 2007, the Company approved the issuance of the following shares restricted common stock for the conversion of outstanding convertible notes to the Company:

Monte and Joan Engler	–	248,539 restricted shares.
Joshua Emanuel	–	248,539 restricted shares.
Randa Globerman	–	49,708 restricted shares.
Walter & Gail Harris	–	49,708 restricted shares.

Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.  In addition to the above, these shareholders received a total of 480,000 shares of common stock registered in the Company’s SB-2 registration statement filed with the SEC.  That on July 19, 2007, the Company approved the issuance of the 245,613 shares of restricted common stock to William Farley for the conversion of outstanding convertible notes to the Company. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.  In addition to the above, this shareholder received 600,000 shares of common stock registered in the Company’s SB-2 registration statement filed with the SEC.

On July 25, 2007, the Company filed a Form 8K that on July 24, 2007, the Company, by a vote of a majority of its holders of Series A Convertible Preferred Stock and its Board of Directors, approved an amendment to its Articles of Incorporation by modifying the Certificate of Designations of its Series A Convertible Preferred Stock effective August 1, 2007 as follows:

• Mandatory Conversion.   After not less than seventy (70%) of the Series A Preferred Stock has been converted into shares of Common Stock, the Company shall have the option to convert all remaining shares of Series A Preferred Stock into Common Stock..

On September 6, 2007, the Company filed a Form 8K that the Consolidated Financial Statements of Meadowlands Fire, Safety, and Electrical Supply Co., Inc. and Vanwell Electronics, Inc as of June 30, 2007 were filed as Exhibit 99.3 and Exhibit 99.4.

On October 15, 2007, the Company filed a Form 8K that on October 12, 2007, the Company approved the issuance of a total of 9,932,200 shares of the Company’s common stock to seventy –five shareholders pursuant to conversions of the Company’s Series A Preferred Stock.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On November 20, 2007, the Company filed a Form 8K that effective October 1, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which we purchased all the shares of Fire Control Electrical Systems, Inc., a New Jersey corporation (“FCES” or the “Company”) from Vincent A. Bianco and Opie F. Brinson, being all of the shareholders of FCES.  Pursuant to the Agreement, we acquired FCES whereby FCES became our wholly owned subsidiary.  The closing of the transactions contemplated by the Agreement was subject to customary closing conditions, including the delivery of financial statements by FCES.  This transaction closed on November 14, 2007 upon closing of the financing with Dutchess Private Equities Fund, Ltd.  That on November 14, 2007, Dutchess Private Equities Fund, Ltd. (the “Investor”) purchased a convertible debenture (“Debenture”) from us for $1,350,000 (“Face Amount”) which has a five-year term and bears annual interest at 12%.  The proceeds of the Debenture were used to complete the purchase of all of the shares of FCES.  Pursuant to this Debenture, we are required to make mandatory interest only payments to the Investor in the amount of 1/12th of the Interest due on the outstanding balance of the Debenture each month for the first six months after closing on the acquisition.  The first payment is due on November 30, 2007.  Pursuant to this Debenture, we also are required to make mandatory principal payments to the Investor throughout the life of the Debenture.  For months 1 thru 7, we must pay $8,000 per month, for months 8 thru 13 we must pay $15,000 per month, for months 14 thru 19 we must pay $20,000, for month 20 thru month 28 we must pay $30,000 per month, for month 29 and each month thereafter until the balance has been paid in full we must pay $40,000 per month.  In conjunction with the Debenture, we have also issued to the Investor a warrant to purchase a number of shares equal to 5,000,000 with a strike price equal to $.05 per share.  The warrants have a term of five years from the date of issuance.

On January 2, 2008, the Company filed a Form 8K that on December 31, 2007, the Company approved the issuance of 1,700,000 shares of the Company’s common stock to John X. Adiletta as a conversion of accrued compensation of $100,000 and that the Company had approved the issuance of a total of 240,000 shares of the Company’s common stock to Dian Griesel and 40,000 shares of James K. Moran for services rendered.  .  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933

     (b) Exhibits

14

Code of Ethics

31.1

Certification of John X. Adiletta pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of John X. Adiletta pursuant to 18 U.S.C. Section 1350 as adopted pursuant to  Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2007 and December 31, 2006, the Company was billed approximately $115,000 and $135,000, respectively for professional services rendered for the audit and review of its financial statements, as well as the issuance of consents on registration statements.

Audit Related Fees

None for 2007 and 2006.

Tax Fees

For the Company's fiscal years ended December 31, 2007 and 2006, the Company incurred $6,750 and $6,505, respectively for preparation of its corporate income tax returns.

All Other Fees

None for 2007 and 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  March 31, 2008

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)

By:	/s/ John X. Adiletta
John X. Adiletta, Chief Executive Officer

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Somerset International Group, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheetS of Somerset International Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Somerset International Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1B to the consolidated financial statements, the Company had net losses for the years ended December 31, 2007 and 2006 of approximately $1,484,000 and $1,137,000, respectively, an accumulated deficit of approximately $31,042,000 as of December 31, 2007 and the Company utilized net cash in operating activities of approximately $1,254,000 for the year then ended. In addition, at December 31, 2007, the Company had a working capital deficit of approximately $979,000. Management’s plan with respect to this matter are discussed in Note 1B and includes plans for additional financing to fund its current operations, and additional financing to acquire or develop other business opportunities.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, P.C.

     Somerville, NJ

     March 31, 2008

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current Assets:
Cash	$350,110	$1,598
Accounts receivable, net	951,177	161,425
Inventories	572,707	296,452
Prepaid expenses	8,982	23,786
Other current assets	20,838	9,554
Total Current Assets	1,903,814	492,815

Property and equipment, net	77,331	8,785

Other Assets:
Deposits	9,825	--
Deferred financing costs, net	313,333	--
Non compete covenant, net	37,313	107,939
Customer Lists, net	2,213,107	734,921
Software, net	12,743	83,453
Distribution agreements, net	140,622	--
Goodwill	2,200,355	2,200,355
Total other assets	4,927,298	3,126,668

TOTAL ASSETS	$6,908,443	$3,628,268

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$793,389	$889,953
Promissory notes payable - current	1,116,109	1,136,927
Dutchess promissory notes payable - current	461,000	--
Employment contracts payable	--	6,939
Accrued interest payable	201,225	246,948
Deferred revenue	310,911	60,497
Total Current Liabilities	2,882,634	2,341,264

Dutchess promissory notes payable – non-current	3,574,000	--
Stockholder note payable, - non-current	121,419	313,837

TOTAL LIABILITIES	6,578,053	2,655,101

Convertible redeemable preferred stock	--	3,704,134

Stockholders’ Equity:
Common Stock, 200,000,000 shares authorized, $.001 par	23,059	6,934
value, 23,058,655 and 6,933,676 shares issued and outstanding in 2007 and 2006, respectively
Capital in excess of par value	31,349,583	26,551,273
Accumulated deficit	(31,042,252)	(29,289,174)
Total stockholders’ equity (deficit)	330,390	(2,730,967)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$6,908,443	$3,628,268

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Revenues
Equipment Sales	$2,282,936	$440,089
Installation Revenues	542,523	375,733
Subscription Revenues	--	156,443
Maintenance Revenues	1,053,853	768,126
Total revenues	3,879,312	1,740,391

Costs of goods sold
Material cost of systems sold	978,158	166,084
Install and service costs	644,198	763,247
Engineering and development	157,934	162,919
Total costs of goods sold	1,780,290	1,092,250

Gross margin	2,099,023	648,141

Selling, general, and administrative expenses
Selling, general and administrative expense	2,515,055	1,371,789
Depreciation expense	16,430	6,471
Amortization expense	608,606	244,616
Total selling, general, and administrative expenses	3,140,091	1,622,876

Loss from operations	(1,041,068)	(974,735)

Other Income(Expense)
Amortization of debt discount	(24,000)	--
Interest expense	(416,534)	(170,444)
Other income	(2,633)	8,820
Total other income	(443,167)	(161,624)

Loss before income taxes	(1,484,235)	(1,136,359)

Provision for income taxes	97	1,000

Net Loss	(1,484,332)	(1,137,359)

Dividends on preferred stock	268,746	358,328

Net loss attributable to common stockholders	$(1,753,078)	$(1,495,687)

Basic and diluted net loss per common share	$(0.15)	$(0.23)

Weighted Average Number of Common Shares	11,525,387	6,443,763

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	PREFERRED STOCK		COMMON STOCK		CLASS A COMMON STOCK				TOTAL
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	CAPITAL IN EXCESS OF PAR	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY (DEFICIT)
Balance at December 31, 2005	-	$-	5,636,891	$5,637	-	-	$26,293,213	$(27,793,487)	$(1,494,637)

Net Loss	-	-	-	-	-	-	-	(1,137,359)	(1,137,359)
Issuance of dividends on Convertible Redeemable Preferred Stock	-	-	-	-	-	-	-	(358,328)	(358,328)
Issuance of Common Stock for services	-	-	300,000	300	-	-	59,700	-	60,000
Issuance of Common Stock for cash and warrants	-	-	50,000	50	-	-	9,950	-	10,000
Issuance of Common Stock for services	-	-	100,000	100	-	-	19,900	-	20,000
Issuance of Common Stock for cash and warrants	-	-	75,000	75	-	-	14,925	-	15,000
Issuance of Common Stock for cash and warrants	-	-	75,000	75	-	-	14,925	-	15,000
Issuance of Common Stock for services	-	-	175,000	175	-	-	34,825	-	35,000
Issuance of Common Stock for Conversion of officer advance	-	-	171,785	172	-	-	34,185	-	34,357
Issuance of Common Stock for cash and warrants	-	-	125,000	125	-	-	24,875	-	25,000
Issuance of Common Stock for payment of an accrued liability to an officer	-	-	175,000	175	-	-	34,825	-	35,000
Issuance of Common Stock for services	-	-	25,000	25	-	-	4,975	-	5,000
Issuance of Common Stock as a debt discount on note payable	-	-	25,000	25	-	-	4,975	-	5,000

Balance at December 31, 2006	-	$-	6,933,676	$6,934	-	-	$26,551,273	$(29,289,174)	$(2,730,967)

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	PREFERRED STOCK		COMMON STOCK		CLASS A COMMON STOCK
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	CAPITAL IN EXCESS OF PAR	ACCUMULATED DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2006	-	$-	6,933,676	$6,934	-	-	$26,551,273	$(29,289,174)	$(2,730,967)

Net Loss	-	-	-	-	-	-	-	(1,484,332)	(1,484,332)
Issuance of dividends on Convertible Redeemable Preferred Stock	-	-	-	-	-	-	-	(268,746)	(268,746)
Issuance of Common Stock for services	-	-	50,000	50	-	-	9,950	-	10,000
Issuance of Common Stock for cash	-	-	60,000	60	-	-	6,144	-	6,204
Issuance of Common Stock for cash	-	-	84,700	85	-	-	15,839	-	15,924
Issuance of Common Stock for cash and warrants	-	-	50,000	50	-	-	23,950	-	24,000
Issuance of Common Stock for extension of debt terms	-	-	50,000	50	-	-	7,450	-	7,500
Issuance of Common Stock for conversion of debt	-	-	2,459,173	2,459	-	-	399,632	-	402,091
Issuance of Common Stock to seller	-	-	666,666	667	-	-	99,333	-	100,000
Issuance of Common Stock for conversion of debt	-	-	572,240	572	-	-	85,264	-	85,836
Issuance of Common Stock for conversion of preferred stock	-	-	9,932,200	9,932	-	-	3,962,948	-	3,972,880
Retirement of Common Stock	-	-	(300,000)	(300)	-	-	(59,700)	-	(60,000)
Issuance of Common Stock to seller	-	-	500,000	500	-	-	149,500		150,000
Issuance of Common Stock for services	-	-	300,000	300	-	-	14,700	-	15,000
Issuance of Common Stock for payment of an accrued liability to an officer	-	-	1,700,000	1,700	-	-	83,300	-	85,000
Balance at December 31, 2007	-	$-	23,058,655	$23,059	-	-	$31,349,583	$(31,042,252)	$330,390

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash Flows From Operating Activities:
Net (Loss)	$(1,484,332)	$(1,137,359)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	24,000	5,000
Depreciation	16,430	251,087
Amortization	608,606
Stock issued for services	25,000	120,000
Loss on disposal of vehicle	--	1,572
Stock issued to settle accrued compensation	85,000	--
Other adjustments	(50,000)	--
Stock issued for interest	195,427	--
Changes in operating assets and liabilities:
Accounts receivable	174,842	40,823
Inventories	38,794	43,481
Other current assets	1,062	5,837
Accounts payable, accrued expenses, officer advance	(863,732)	515,070
Prepaid expense	63,880	--
Deposits	11,450	--
Accrued interest payable	(45,723)	116,374
Deferred revenue	(47,678)	39,127
Employment contracts payable	(6,939)	(37,178)
Net Cash Used in Operating Activities	(1,253,913)	(36,166)
Cash Flows From Investing Activities:
Acquisition of subsidiaries, net of cash acquired	(1,542,306)	--
Purchase of equipment	(53,161)	--
Net Cash Used in Investing Activities	(1,595,467)	--
Cash Flows From Financing Activities:
Proceeds from issuance of Dutchess debentures	3,695,000	--
Payment of convertible notes and debenture	(514,997)	--
Proceeds from issuance of notes payable	95,000	50,000
Proceeds from issuance of stock	46,128	65,000
Payment for return and retirement of stock	(10,000)	--
Payment of stockholder note payable	(113,239)	(118,723)
Net Cash Provided by (Used in ) Financing Activities	3,197,892	(3,723)
Net Change in Cash	348,512	(39,889)
Cash at Beginning of the Year	1,598	41,487
Cash at End of the Year	$350,110	$1,598
Cash paid for:
Interest	$274,330	$57,026
Income Taxes	97	1,000
Non Cash Investing & Financing Activities:
Accretion of preferred stock dividends	268,746	358,328
Conversion of convertible redeemable
preferred shares to common stock	3,972,880	--
Conversion of convertible debt to common stock	300,000	--
Stock issued to repay officer loan	--	34,357
Stock issued for allowed expenses owed to an officer	--	35,000
Deferred Finance Cost Paid with Note Payable	355,000	--

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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

On June 30, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which Secure, our wholly owned subsidiary, purchased all the shares of Meadowlands Fire, Safety, and Electrical Supply Co., Inc., a New Jersey corporation, and Vanwell Electronics, Inc., a New Jersey corporation (collectively “Meadowlands”) from Keith Kesheneff and Kathryn Kesheneff, being all of the shareholders of Meadowlands.  Pursuant to the Agreement, Secure acquired Meadowlands whereby Meadowlands became a wholly owned subsidiary of Secure.  Meadowlands specializes in the distribution, sale, installation and maintenance of fire and security equipment and systems that include fire detection, video surveillance, and burglar alarm equipment (see Note 10).

Effective October 1, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which Somerset purchased all the shares of Fire Control Electrical Systems, Inc., a New Jersey corporation, ( “Fire Control”) from Vincent Bianco and Opie Brinson, being all of the shareholders of Fire Control.  Pursuant to the Agreement, Somerset acquired Fire Control whereby Fire Control became a wholly owned subsidiary of Somerset.  Fire Control specializes in the distribution, sale, installation and maintenance of fire and security equipment and systems that include fire detection, video surveillance, and burglar alarm equipment.  The results of operations for the acquired entity will be included in consolidated statements of operations beginning October 1, 2007 (see Note 10).

Our executive office is located at 90 Washington Valley Road, Bedminster, New Jersey, 07921.

B.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue which is adequate to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Management is actively involved in exploring business opportunities which they believe will allow the Company to increase shareholder’s value and allow it to continue as a going concern.  In order to continue operations, the Company requires additional capital infusions to acquire or develop business opportunities.  Management continues to search out financing opportunities to finance its operations. If management is unsuccessful in this regard, they would seek to sell or dissolve the Company.  The Company had net losses for the years ended December 31, 2007 and 2006 of approximately $1,484,000 and $1,137,000, respectively, and had an accumulated deficit of approximately $31,042,000 and a stockholders’ equity of $330,390 as of December 31, 2007.  The Company also utilized net cash in operating activities of approximately $1,254,000 in 2007. In addition at December 31, 2007, the Company has a working capital deficit of $978,820. The Company will require financing to fund its current operations and will require additional financing to acquire or develop other business opportunities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 2.

Significant Accounting Policies

A.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and in the bank, as well as all short-term securities held for the primary purpose of general liquidity.  Such securities normally mature within three months from the date of acquisition.

B.

Accounts Receivables

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivables are stated at the amount billed to the customer.  Interest is not billed or accrued.  Accounts receivables in excess of 90 days old are considered delinquent.  Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice.  The Company has an allowance for doubtful accounts of $73,915 and $0 as of December 31, 2007 and 2006, respectively, based on its historical collectability.

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

Currently, Secure System, Inc. has five customers which accounted for all of their revenues. Meadowlands has approximately 200 accounts and Fire Control has approximately 150 accounts which accounted for all of their revenues.  While our goal is to diversify Secure’s and Fire Control’s customer base, Secure expects to continue to depend upon a relatively small number of customers for a significant percentage of its revenues for the foreseeable future. Significant reductions in sales to any of our customers may have a material adverse effect on us by reducing our revenues and our gross margins.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.

Principles of Consolidation:

The consolidated financial statements include the operations of Somerset International, Inc., its wholly owned subsidiaries Fire Control Security Systems, Inc. and Secure System, Inc., and Secure System Inc.’s wholly owned subsidiaries Meadowlands Fire, Safety, and Electrical Supply Co., Inc., and Vanwell Electronics Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

J.

Stock Based Compensation and Stock Sales:

Stock and warrants issued for employee compensation services have been determined based on the value of the instrument issued at date of issuance for such services.  In addition, during 2007 and 2006 the Company issued warrants as part of certain sales of common stock.  The value of these warrants has been included in additional paid in capital as part of the value of the overall stock sale.

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

M.

 Loss Per Share:

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128), and utilizes guidance provided by SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended December 31, 2007 and 2006, 3,047,514 and 5,108,333 of common stock equivalent shares were excluded from the computation of diluted net loss per share after considering ownership limitations of certain warrants and conversion features.

N.

Goodwill and Intangible Assets:

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards (“SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to software, customer lists, covenant not to compete and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally three to seven years.  As of December 31, 2007, no impairment charge was necessary.

O.

Recoverability of Intangible and Other Long Lived Assets:

In accordance with SFAS No.142, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually or in certain circumstances as required. The Company measures impairment losses by comparing carrying value to fair value. Fair value is determined using a price to sales multiple of comparable companies.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets used in operations are reviewed for impairment whenever events or change circumstances indicate that carrying amounts may not be recoverable. For long-1ived assets to be held, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between carrying amount and fair value.

 Note 3.

Recent Accounting Pronouncements

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

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

In December 2007, the FASB revised Statement of Financial Accounting Standard N. 141 (SFAS 141R), “Business Combinations”, which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted before that date.  SFAS 141R requires assets and liabilities recorded in a business combination to be recorded at fair value and replaces the cost-allocation process under the prior standard.  In addition, SFAS 141R requires separate recognition of acquisition costs and requires recognition of contractual contingencies at fair value as of the acquisition date.  Further, the revised standard requires capitalization of research and development assets and requires fair value recognition of contingent consideration as of the acquisition date.   The Company is currently evaluating the potential impact of this pronouncement.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  Early application is encouraged.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  In addition, the standard requires tabular disclosure of fair value of derivative instruments and their gains and loss, requires disclosure regarding credit risk related contingent features of the Company’s derivative instruments and requires cross referencing within the footnote disclosures regarding information about derivative instruments.   The Company does not expect that this pronouncement will have a significant impact on its financial condition or results of operations.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (SFAS 160), “Non-Controlling Interests in Consolidated Financial Statements, An Amendment of Accounting Research Bulletin No. 51”, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early application is not permitted before that date.  SFAS 160 changes the terminology of minority interests, which will now be known as non-controlling interest and requires that non-controlling interests be clearly identified within stockholders’ equity as a separate component from the parent company’s equity and net income or loss attributable to non-controlling interests be clearly identified and presented on the face of the consolidated statement of operations.  In addition, the standard requires adequate disclosure between interests of the parent company and interests of the non-controlling equity holders.   The Company does not expect that this pronouncement will have a significant impact on its financial condition or results of operations.

Note 4.

 Promissory Notes Payable

The Company’s debt obligations are comprised of Dutchess notes payable issued in connection with the Company’s acquisitions of Vanwell and Meadowlands and their acquisition of Fire Control and other various notes payable.  The following is a summary of those obligations:

Various Notes Payable:

Outstanding balances on notes payable consist of the following at December 31:

	2007	2006
Note issued in January 2004 with interest at 12% per annum, convertible at $0.25 per share. Payment due date was extended to December 31, 2005.	$175,000	$175,000
Note issued in June 2004 with interest at 12% per annum, convertible at $0.25 per share. Payment due date was extended to December 31, 2005. [a]	100,000	100,000
Notes issued in March 2005, with interest at 15% per annum, convertible at $0.15 per share. Payment due date was extended to December 31, 2005.	74,000	504,000
Note issued in April 2005 with interest at 12% per annum, convertible at the lesser of $0.15 per share. Payment due date was extended to December 31, 2005. [b]	20,000	20,000
June 2007, non-interest bearing short term note issued to the sellers in connection Vanwell and Meadowlands acquisition, convertible into the Company’s common stock at $0.40 per share. Management has determined that imputed interest related to this note is not significant to these financial statements.	125,000	--
September 2007, non-interest bearing short term note issued to the sellers in connection Vanwell and Meadowlands acquisition. Management has determined that imputed interest related to this note is not significant to these financial statements.	355,000	--
Other notes paid or converted to Company common stock during 2007	--	150,000
10% stockholder note payable, with monthly payments of $17,928. Payments are in arrears.	388,528	501,764
Total notes payable	1,237,528	1,450,764
Less Current Portion	1,116,109	1,136,927
Non-Current Portion	$121,419	$313,837

[a]:  In connection with the June 2004 note, the Company issued 100,000 shares of stock valued at approximately $15,000, which was recorded as a debt discount paid and is amortizable over the life of the debt.  Due to limitations on conversion, debt discount related to the warrants and conversion feature is insignificant to these financial statements.

[b]:  In connection with the April 2005 note, the Company issued 20,000 shares of stock valued at approximately $6,000, which was recorded as a debt discount paid and is amortizable over the life of the debt.  Due to limitations on conversion, debt discount related to the warrants and conversion feature is insignificant to these financial statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dutchess Notes Payable:

Dutchess notes payable consist of the following at December 31:

	2007	2006
June 2007 12% convertible note payable with Dutchess Private Equities Fund, Ltd., with nine monthly interest payments commencing June 30, 2007, convertible at the lesser of $0.20 per share or 75% of the lowest closing bid price for the previous 10 business days [a], [b]	$2,685,000	$--
November 2007 12% convertible note payable with Dutchess Private Equities Fund, Ltd., with nine monthly interest payments commencing November 30, 2007, convertible at the lesser of $0.10 per share or 75% of the lowest closing bid price for the previous 10 business days [ [c], [d]	1,350,000	--
Total Dutchess notes payable	4,035,000	--
Less Current Portion	461,000	--
Non-Current Portion	$3,574,000	$--

[a]:  Subsequent payments on the June 2007 note are as follows:

•

$15,000 per month from December 2007 through May 2008

•

$35,000 per month from June 2008 through November 2008

•

$45,000 per month from December 2009 through May 2009

•

$75,000 per month from June 2009 through May 2010

•

Balloon payment due June 2010

[b]:  In connection with the June 2007 note, the Company issued, as amended, a 5-year warrant to purchase 7,000,000 shares of stock with an exercise price of $.05 per share. Deferred financing costs paid to Dutchess, amounting to $205,000 is amortizable over the life of the debt.  Due to limitations on conversion, debt discount related to the warrants and conversion feature is insignificant to these financial statements.

[c]:  Subsequent payments on the November 2007 note as follows:

•

$8,000 per month from January 2008 through July 2008

•

$15,000 per month from August 2008 through January 2009

•

$20,000 per month from February 2009 through July 2009

•

$30,000 per month from August 2009 through April 2010

•

$40,000 from May 2010 through remainder of loan until loan is paid.

[d]:  In connection with the November 2007 note, the Company issued a 5-year warrant to purchase 5,000,000 shares of stock with an exercise price of $0.05 per share. Deferred financing costs paid to Dutchess, amounting to $150,000 is amortizable over the life of the debt.  Due to limitations on conversion, debt discount related to the warrants and conversion feature is insignificant to these financial statements.

Future principal maturities on the Dutchess notes payable approximate the following:

2008	$461,000
2009	$1,035,000
2010	$1,340,000
2011	$1,185,000
2011	$14,000
$4,035,000

The Dutchess notes are securitized by the assets of the company.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.

Preferred Stock

As of December 31, 2007, no shares of Series A Redeemable Convertible Preferred Stock are issued and outstanding.  On September 28, 2007, in accordance with the terms of the Series A Preferred Stock, all of the holders of preferred stock converted such stock to common stock.

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

Note 6.

Inventory

Inventory consists of the following:

	2007	2006
Raw materials	$467,457	$174,765
Work in progress	95,250	113,137
Finished goods	10,000	8,550
Total	$572,707	$296,452

Note 7.

Property, Equipment, and Leasehold Improvements

2007		2006
Equipment	$308,002	$25,378
Furniture	97,173	-
Leasehold Improvements	69,108	-
vEHICLES	442,638	3,537
	916,921	28,915
Accumulated Depreciation	(839,590)	(20,130)
Property, Equipment, and Leasehold Improvements, net	$77,331	$8,785

Note 8.

Related Party Transactions

The balance of the stockholder note payable was $388,526 and $501,764 at December 31, 2007 and 2006 respectively. The original stockholder note was partially repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including annual interest at 10% beginning March 1, 2006 and ending July 1, 2009.  Such payments are in arrears as of December 31, 2007.

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

On December 31, 2007, the Company approved the issuance of 1,700,000 shares of restricted common stock to John X. Adiletta, the Company’s President and Chief Executive Officer. These shares are being issued based on the conversion of $100,000 in compensation owed to John X. Adiletta at the rate of $0.05 per share.  Such

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Note 9.

 Stockholders’ Equity (Deficit)

The preferred stock of the Company has a par value of $.001 per share and 100,000,000 shares have been authorized to be issued. No shares of preferred stock were issued or outstanding at December 31, 2007 and 2006.

As of December 31, 2007, 23,058,655 shares of common stock are issued and outstanding and held by 635 shareholders. There are also 12,280,000 warrants issued and outstanding.  Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

The following is a summary of warrants outstanding at December 31, 2007:

Issue Date	Expiration Date	Number of Shares of Common Stock	Price	Basis for Warrant issuance
08/19/05	08/18/08	25,000	**	Stock Purchase Agreement
06/30/05	06/29/08	25,000	**	Stock Purchase Agreement
09/06/05	09/05/10	5,000	$0.20	Consulting Services
09/06/05	09/05/10	5,000	$0.18	Consulting Services
10/21/05	10/20/08	15,000	**	Stock Purchase Agreement
02/06/06	02/05/09	10,000	**	Stock Purchase Agreement
05/26/06	05/25/09	15,000	**	Stock Purchase Agreement
05/26/06	05/25/09	15,000	**	Stock Purchase Agreement
08/15/06	08/14/09	25,000	**	Stock Purchase Agreement
04/17/07	04/16/10	90,000	**	Stock Purchase Agreement
06/15/07	06/14/12	7,000,000	$0.05	Convertible Debenture*
06/15/07	06/14/10	50,000	$0.12	Stock Purchase Agreement
11/14/07	11/13/12	5,000,000	$0.05	Convertible Debenture*
		12,280,000

*  Pursuant to the warrant agreement, the conversion of these warrants are subject to ownership limitations.

**  The warrants are exercisable at $.30 if exercised within the twelve months from the date of the warrant; $.40 if exercised within 12 months to 24 months from the date of the warrant; and $.50 if exercised within 24 months to 36 months from the date of the warrant.

As of December 31, 2007, intrinsic value associated with the outstanding warrants is not significant.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of common stock issued by the Company during 2007 and 2006:

Date	Shares Issued [b]	Consideration	Amount
January 2006	300,000 at $0.20 per share	Marketing services	$60,000
February 2006	50,000 at $0.20 per share	Private placement [a], [c]	10,000
February 2006	100,000 at $0.20 per share	Marketing services	20,000
May 2006	150,000 at $0.20 per share	Private placement [a], [c]	30,000
May 2006	175,000 at $0.20 per share	Consulting services	35,000
June 2006	171,785 at $0.20 per share	Officer expense reimbursement	34,357
August 2006	125,000 at $0.20 per share	Private placement [a], [c]	25,000
September 2006	175,000 at $0.20 per share	Reimbursed expenses to the CEO	35,000
September 2006	25,000 at $0.20 per share	Legal services	12,500
November 2006	25,000 at $ 0.20 per share	As part of convertible notes [d]	5,000
January 2007	50,000 at $0.20 per share	Consulting services	10,000
March 2007	60,000 at $0.10 per share	Purchase – Unrestricted Shares	6,204
June 2007	84,700 at $0.19 per share	Purchase – Unrestricted Shares	15,924
June 2007	50,000 at $0.20 per share	Waiver for recent financing.	10,000
June 2007	666,666 at $.015 per share	Stock purchase agreement	100,000
June 2007	50,000 at $0.15 per share	Private Placement	7,500
June 2007	332,152 at $0.25 per share	Conversion of notes payable	83,038
June 2007	2,127,021 unrestricted shares at $0.15 per share	Conversion of notes payable	319,053
June 2007	572,240 unrestricted shares at $0.15 per share	Conversion of notes payable	85,836
October 2007	9,932,000 at $0.40 per share	Conversion of preferred stock	3,972,880
November 2007	500,000 at $0.30 per share	Stock purchase agreement	150,000
December 2007	1,700,000 at approximately $0.06 per share	Payment of accrued officer compensation	85,000
December 2007	300,000 at $0.05 per share	Consulting services	$15,000

[a]: See warrant table for warrants issued.

[b]: All shares issued are restricted shares unless otherwise noted.

[c]: The Company has agreed to piggyback registration rights with respect to this issuance.

[d]: Value of such shares based on relative fair value of stock issued in accordance with Emerging Issues Task Force No. 98-5 and 00-27.

Note 10.

Acquisition Agreements

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Amortization related to the customer list and distribution agreement is approximately $340,000 per year for the next 4 years.

Effective October 1, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which Somerset purchased all the shares of Fire Control Electrical Systems, Inc., a New Jersey corporation, ( “Fire Control”) from Vincent Bianco and Opie Brinson, being all of the shareholders of Fire Control.  Pursuant to the Agreement, Somerset acquired Fire Control whereby Fire Control became a wholly owned subsidiary of Somerset.  Fire Control specializes in the distribution, sale, installation and maintenance of fire and security equipment and systems that include fire detection, video surveillance, and burglar alarm equipment.  The results of operations for the acquired entity will be included in consolidated statements of operations beginning October 1, 2007.

Pursuant to the agreement, the Company agreed to pay additional consideration in the event that certain working capital thresholds were met in the form of two promissory notes.  Such thresholds were not met and the additional consideration was not required.

In addition, if the Adjusted EBITDA of Fire Control Electrical Systems, for the twelve-month period ended June 30, 2007 had been less than One Hundred Twenty Five Thousand and 00/100 Dollars ($125,000) there would have been an adjustment to the Purchase Price as defined by the agreement.

The preliminary allocation of the total purchase price of Fire Control net tangible and identifiable assets was based on their estimated fair value as of September 30, 2007. Adjustments to these estimates will be included in the allocation of the purchase price of Fire Control, if the adjustment is determined within the purchase price allocation period of up to twelve months. The total purchase price of $500,000 has been allocated as follows:

Customer list	$600,000
Distribution agreement	92,405
Cash	56,694
Accounts Receivable, net	281,147
Inventory	133,819
Prepaid Expenses	22,925
Deposits	2,925
Fixed Assets	26,368
Other Assets	12,346
Accrued Expenses	(182,978)
Deferred Revenue	(215,295)
Other liabilities	(330,356)
$500,000

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The $500,000 purchase price was paid as follows:

Cash	$$350,000
Common stock	150,000

Total purchase price	$$500,000

The following un-audited pro-forma summary presents the results of operations as if the Meadowlands and Fire Control acquisitions described above had occurred as of the beginning of each of the periods presented below and is not necessarily indicative of the results that would have occurred had the transactions been completed as of that date or results that may occur in the future.

Pro-forma results for the twelve months ended 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006
Total revenues -	$7,028,000	$7,343,000
Net loss -	$(1,486,000)	$(1,126,000)
Basic and diluted net loss per share -	$0.13	$0.17

Note 11.

Intangibles and Goodwill

Following is a summary of non-goodwill intangibles at the end of the year:

Intangibles subject to amortization:	Gross Amount	Accumulated Amortization	Net
Customer Lists	$2,805,700	$592,593	$2,213,107
Covenants not to Compete	195,226	157,913	37,313
Distribution Agreements	165,505	24,883	140,622
Software	214,600	201,857	12,743
	$3,381,031	$977,246	$2,403,785

Amortization expense related to these assets for 2007 was approximately $504,000.  Estimated amortization expense for each of the ensuing years through December 31, 2012 is, approximately, $688,000, $658,000, $621,000, $412,000, and $23,000.

The following table summarizes the activity in goodwill for 2007 and 2006:

Beginning balance 1/1/2006, net	$2,200,355
2006 activity	0
Ending balance 12/31/2006, net	$2,200,355
2007 activity	0
Ending balance 12/31/2007, net	$2,200,355

The Company’s annual impairment test indicated that no impairment had occurred in 2007 and 2006 relating to the Secure reporting unit.

Note 12.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fire Control leases its facility through a three year lease that expires December 31, 2010 at a monthly rent of $4,800.

Note 13.

Income Taxes:

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision for income taxes is as follows for the year ended December 31:

	2007		2006
Tax Benefit at U.S. statutory rate		$(305,000)	$(398,000)
Non Deductible Expenses		--	-
Change in valuation allowance		305,000	398,000
Provision for income taxes	$	- --	$-

Federal net operating loss carryforwards	$1,320,000	$1,015,000
State net operating loss carryforwards	287,000	220,000
Other	79,000	79,000
Valuation allowance	(1,686,000)	(1,314,000)
Net deferred tax asset	$--	$--

The Company has federal and state net operating loss carry forwards of approximately $3,900,000 and $3,800,000, respectively.  Such carryforwards expire at various times through 2028 and may be limited due to ownership changes.  Management estimates that net operating losses for Fire Control approximate $140,000.  Such losses are limited to due to a change in control.

Note 14.

Subsequent Events

None.