Form 10-Q
period 2008-03-31
SOMERSET INTERNATIONAL GROUP,INC.
filed 2008-05-14
CIK 350524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2008

COMMISSION FILE NO. 0-10854

———————

SOMERSET INTERNATIONAL GROUP, INC.

(Exact name of Registrant as specified in its charter)

———————

DELAWARE	13-2795675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Washington Valley Road, Bedminster, NJ  07921

(Address of Principal Executive Offices)

(908) 719-8909

Registrant's Telephone No., including area code:

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of May 14, 2008, there were 23,058,655 Shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

March 31, 2008

PART I – FINANCIAL INFORMATION

Page

Item 1.

Financial Statements

1

Consolidated Balance Sheets-March 31, 2008 (Unaudited) and December 31, 2007

1

Unaudited Consolidated Statements Of Operations for the Three Months Ended
March 31, 2008 and 2007

2

Unaudited Consolidated Statements Of Cash Flows For The Three Months Ended
March 31, 2008 And 2007

3

Notes To Unaudited Consolidated Financial Statements

4

Item 2.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

9

Item 3.

Quantitative And Qualitative Disclosures About Market Risk

12

Item 4.

Controls And Procedures

12

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

13

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds

13

Item 3.

Defaults Upon Senior Securities

13

Item 4.

Submission Of Matters To A Vote Of Security Holders

13

Item 5.

Other Information

13

Item 6.

Exhibits

13

Signatures

14

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements:

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$111,810	$350,110
Accounts receivable, net	864,773	951,177
Inventories	539,822	572,707
Prepaid expenses	3,122	8,982
Other current asset	—	20,838
Total Current Assets	1,519,527	1,903,814
Property and equipment, net	72,772	77,331
Other Assets:
Deposits	19,380	9,825
Deferred financing costs, net	297,040	313,333
Non compete covenant, net	36,962	37,313
Customer lists, net	2,064,418	2,213,107
Software, net	—	12,743
Distribution agreements, net	124,863	140,622
Goodwill	2,200,355	2,200,355
Total other assets	4,743,018	4,927,298
TOTAL ASSETS	$6,335,317	$6,908,443
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$1,009,584	$793,389
Promissory notes payable - current	1,104,784	1,116,109
Dutchess promissory notes payable - current	582,000	461,000
Accrued interest payable	237,433	201,225
Deferred revenue	296,354	310,911
Total Current Liabilities	3,230,155	2,882,634
Dutchess promissory notes payable – non-current	3,392,000	3,574,000
Stockholder note payable, - non-current	70,245	121,419
TOTAL LIABILITIES	6,692,400	6,578,053
Stockholders’ Equity (Deficit):
Common Stock, 200,000,000 shares authorized, $.001 par value, 23,058,655 and 7,043,676 shares issued and outstanding in 2008 and 2007, respectively	23,059	23,059
Capital in excess of par value	31,349,583	31,349,583
Accumulated deficit	(31,729,725)	(31,042,252)
Total stockholders’ equity (deficit)	(357,083)	330,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,335,317	$6,908,443

The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007

Revenues
Equipment sales	$444,304	$113,835
Installation revenues	80,633	303,517
Maintenance revenues	726,519	223,010
Total revenues	1,251,456	640,362

Costs of goods sold
Material cost of systems sold	355,397	57,907
Install and service costs	114,213	204,913
Engineering and development	35,950	38,993
Total costs of goods sold	505,560	301,813

Gross margin	745,896	338,549

Selling, general, and administrative expenses
Selling, general and administrative expense	1,061,621	365,069
Depreciation expense	6,602	1,809
Amortization expense	197,969	61,151
Total selling, general, and administrative expenses	1,266,192	428,029

Loss from operations	(520,296)	(89,480)

Other (Expense)
Interest expense	(166,407)	(52,259)
Other expenses	(500)	—
Total other expense	(166,907)	(52,259)

Loss before income taxes	(687,203)	(141,739)

Provision for income taxes	270	2,253

Net Loss	(687,473)	(143,992)

Dividends on preferred stock	—	89,582

Net loss attributable to common stockholders	$(687,473)	$(233,574)

Basic and diluted net loss per common share	$(0.03)	$(0.03)

Weighted Average Number of Common Shares	23,058,655	6,986,787

The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
Cash Flows From Operating Activities:
Net (Loss)	$(687,473)	$(143,992)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	6,602	1,809
Amortization	197,969	61,151
Stock issued for services	—	16,000

Changes in operating assets and liabilities:
Accounts receivable	86,404	(141,397)
Inventories	32,885	13,120
Other current assets	20,838	8,541
Accounts payable and accrued expenses	212,452	163,972
Prepaid expense	5,860	—
Deposits	(9,555)	—
Accrued interest payable	36,208	42,691
Deferred revenue	(14,557)	62,892
Employment contracts payable	—	(2,732)
Net Cash Provided (Used) in Operating Activities	(112,367)	82,055

Cash Flows From Investing Activities:
Purchase of equipment	(2,434)	—
Net Cash Used in Investing Activities	(2,434)	—

Cash Flows From Financing Activities:
Payment of Dutchess debenture	(61,000)	—
Payment of promissory notes payable	(62,499)	(27,608)
Net Cash Provided by (Used in ) Financing Activities	(123,499)	(27,608)

Net Change in Cash	(238,300)	54,447
Cash at Beginning of the Period	350,110	1,598
Cash at End of the Period	$111,810	56,045

Cash paid for:
Interest	$128,830	—
Income Taxes	$270	—

Non Cash Investing & Financing Activities:
Accretion of preferred stock dividends	$—	89,582

The Notes to the Consolidated Financial Statements are an integral part of this statement.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

BUSINESS AND BASIS OF PRESENTATION

A.

Nature of the Business

Somerset International Group, Inc. (“Somerset”) was incorporated under the laws of the State of Delaware in 1968. Our current activity is the acquisition of profitable and near term profitable private small and medium sized businesses that provide proprietary security products and solutions for people and enterprises – from personal safety to information security – and maximizing the profitability of our acquired entities and to act as a holding company for such entities. On July 7, 2004, we entered into a Plan and Agreement of Merger with Secure Systems, Inc., a New Jersey corporation, which provides wireless security products and services marketed throughout the United States.

On June 30, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which Secure, our wholly owned subsidiary, purchased all the shares of Meadowlands Fire, Safety, and Electrical Supply Co., Inc., a New Jersey corporation, and Vanwell Electronics, Inc., a New Jersey corporation (collectively “Meadowlands”) from Keith Kesheneff and Kathryn Kesheneff, being all of the shareholders of Meadowlands. Pursuant to the Agreement, Secure acquired Meadowlands, whereby Meadowlands became a wholly owned subsidiary of Secure. Meadowlands specializes in the distribution, sale, installation and maintenance of fire and security equipment and systems that include fire detection, video surveillance, and burglar alarm equipment. The results of operations for the acquired entity were included in consolidated statements of operations beginning July 1, 2007

Effective October 1, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which Somerset purchased all the shares of Fire Control Electrical Systems, Inc., a New Jersey corporation, ( “Fire Control”) from Vincent Bianco and Opie Brinson, being all of the shareholders of Fire Control. Pursuant to the Agreement, Somerset acquired Fire Control whereby Fire Control became a wholly owned subsidiary of Somerset. Fire Control specializes in the distribution, sale, installation and maintenance of fire and security equipment and systems that include fire detection, video surveillance, and burglar alarm equipment. The results of operations for the acquired entity were included in consolidated statements of operations beginning October 1, 2007.

Our executive office is located at 90 Washington Valley Road, Bedminster, New Jersey, 07921.

B.

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of March 31, 2008 reflects all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of March 31, 2008 and the results of its consolidated operations and its consolidated cash flows for the three month period ended March 31, 2008 and 2007.

The Unaudited Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of results for the full year.

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2007 as included in the Company’s Form 10-K filed with the Commission on April 1, 2008.

NOTE 1.

BUSINESS AND BASIS OF PRESENTATION (Continued)

B.

Basis of Presentation (Continued)

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

B.

Accounts Receivables

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivables are stated at the amount billed to the customer. Interest is not billed or accrued. Accounts receivables in excess of 90 days old are considered delinquent. Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice. The Company has an allowance for doubtful accounts of $56,629 and $73,915 as of March 31, 2008 and December 31, 2007, respectively, based on its historical collectability.

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

NOTE 2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

H.

Reclassifications:

Certain reclassifications were made to the 2007 financial statements in order to conform to the 2008 financial statement presentation. Such reclassifications had no effect on the prior reported net loss.

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

J.

Stock Based Compensation and Stock Sales:

Stock and warrants issued for employee compensation services have been determined based on the value of the instrument issued at date of issuance for such services. In addition, during 2007 the Company issued warrants as part of certain sales of common stock. The value of these warrants has been included in additional paid in capital as part of the value of the overall stock sale.

K.

Revenue Recognition:

Installation and maintenance revenues include installation of equipment and testing at customer sites, fees for leased wireless equipment, and fees for equipment maintenance. These revenues are recognized as the services are performed, or ratably over time in the case of fees that may be billed quarterly or semi-annually in advance. Revenues related to pre-billed services are deferred until the service is provided and thereby earned. Equipment revenue is recognized when the equipment is delivered to the customer. The Company recognizes revenue only when persuasive evidence of an arrangement exists, when delivery of merchandise has occurred or services have been rendered, the fee is established and is determinable and collection is reasonably assured.

NOTE 2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

L.

Inventory:

Inventory consists primarily of parts and work in process products held for sale. Inventory is stated at the lower of cost or market, with cost being determined on a first in/first out basis.

In accordance with APB 28, one of the Company’s subsidiaries uses estimated gross profit rates to determine costs of goods sold during interim periods. The remaining subsidiaries use perpetual inventories to determine cost of goods sold during interim periods. This is different from the method used at annual inventory dates. The subsidiaries perform physical inventory counts when calculating year-end values. Historically, this has not resulted in any material adjustment to the cost of goods sold.

M.

Loss Per Share:

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128), and utilizes guidance provided by SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended March 31, 2008 and 2007, 3,047,514 and 140,000 of common stock equivalent shares were excluded from the computation of diluted net loss per share after considering ownership limitations of certain warrants and conversion features.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets used in operations are reviewed for impairment whenever events or a change in circumstances indicate that carrying amounts may not be recoverable. For long-1ived assets to be held, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

NOTE 3.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•

Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company's consolidated results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement for any of its financial instruments.

Please refer to the Company’s Form 10K for further discussion regarding recent accounting pronouncements.

NOTE 4.

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

The employment agreement resulting from the June 30, 2007 acquisition of Meadowlands requires payments of approximately $12,500 per month until February, 2008 and consulting fees of $6,000 per month until June 2008.

NOTE 5.

SUBSEQUENT EVENTS

None.

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

There are 12,280,000 warrants for common stock issued and outstanding. At March 31, 2008, intrinsic value associated with the outstanding warrants is not significant. The holders of the majority of such warrants are subject to ownership limitations and the warrants are not freely transferable.

Results of Operations

Revenues

Revenues of $1,251,456 for the three months ended March 31, 2008 increased by $611,094 over revenues of $640,362 during the three months ended March 31, 2007. This was primarily attributable to the June 30, 2007 acquisition of Meadowlands and the October 1, 2007 acquisition of Fire Control offset by a decrease in revenues of Secure of $369,583 for the three months ended March 31, 2008. Of this decrease, $332,580 is attributable to a decrease of $332,580 in equipment sales and installation revenues and $37,003 in decreased maintenance revenues.

Costs of Goods Sold

Costs of Goods Sold of $505,560 for the three months ended March 31, 2008 increased by $203,747 over costs of goods sold of $301,813 during the three months ended March 31, 2007. This was primarily attributable to the June 30, 2007 acquisition of Meadowlands and the October 1, 2007 acquisition of Fire Control offset by a decrease of $122,570 in costs of goods sold for Secure relating to the decrease in revenues described above.

Gross Margin

Gross Margin for the three months ended March 31, 2008 increased to $745,896 and 59.6% of revenue from a gross margin of $338,549 and 52.9% of revenue during the three months ended March 31, 2007. This was a direct result of the changes in Revenues described above offset by the changes in the Cost of Goods Sold described above.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses for the three months ended March 31, 2008 of $1,061,621 increased by $696,552 for the three months over G&A expenses of $365,069 during the three months ended March 31, 2008. This was primarily attributable to the June 30, 2007 acquisition of Meadowlands and the October 1, 2007 acquisition of Fire Control.

Other Expense

Other expense for the three months ended March 31, 2008 increased to $166,907 from other expense of $52,259 during the three months ended March 31, 2007. This increase is primarily attributable to the interest expense on the Dutchess convertible debentures issued in June 2007 and November 2007.

Dividends on Preferred Stock

Dividends on preferred stock for the three months ended March 31, 2008 were $0, which decreased from $89,582 in dividends during the three months ended March 31, 2007. On September 28, 2007, in accordance with the terms of the Series A Preferred Stock, all of the holders of preferred stock converted such stock and accrued dividends to common stock.

Net (Loss)

Net Loss attributable to common stockholders for the three months ended March 31, 2008 increased by $453,899 to $687,473 from $233,574 during the three months ended March 31, 2008. This was a direct result of the increase in Gross Margin described above offset by the changes in the Selling, General, and Administrative expenses and Other Expense described above.

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

At March 31, 2008, the Company had negative working capital of approximately $1,710,600.

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

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•

Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company's consolidated results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement for any of its financial instrutments.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company is not aware of any market risks that would have a significant impact on the Company’s financial position or results of operations.

Item 4.

Controls and Procedures

The Company's management evaluated, with the participation of its President, the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the SEC Act of 1934) as of March 31, 2008. Based on such evaluation, the President of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is not operating in an effective manner.

As reported in the Company’s Form 10-K for the year ended December 31, 2007, the Company performed an assessment of the effectiveness of its controls and procedures and disclosed several material weaknesses related to that assessment.

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the SEC Act of 1934) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities

There have been no notices of default provided to the Company.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

(a)

Exhibits:

31.1

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

(b)

Reports on Form 8K:

On April 11, 2008, the Company filed an 8K pursuant to:

•

Item 1.02 based on the entry into a definitive material agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)

Date: May 14, 2008	By:	/s/ JOHN X. ADILETTA
John X. Adiletta,
Chief Executive Officer
Chief Financial Officer

14