Form 10-Q
period 2008-06-30
SOMERSET INTERNATIONAL GROUP,INC.
filed 2008-08-13
CIK 350524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
__________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2008

  COMMISSION FILE NO. 0-10854

SOMERSET INTERNATIONAL GROUP, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE  13-2795675
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer  Identification No.)

90 Washington Valley Road, Bedminster, NJ  07921
(Address of Principal Executive Offices)

Registrant's Telephone No., including area code: (908) 719-8909

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of August 13, 2008, there were 23,058,655 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q
June 30, 2008

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2008 AND DECEMBER 31, 2007
	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$74,711	$350,110
Accounts receivable, net	847,067	951,177
Inventories	533,151	572,707
Prepaid expenses	5,414	8,982
Other current asset	--	20,838
Total Current Assets	1,460,343	1,903,814

Property and equipment, net	126,443	77,331

Other Assets:
Deposits	19,379	9,825
Deferred financing costs, net	284,815	313,333
Non compete covenant, net	28,410	37,313
Customer lists, net	1,915,733	2,213,107
Software, net	--	12,743
Distribution agreements, net	109,102	140,622
Goodwill	2,200,355	2,200,355
Total other assets	4,557,794	4,927,298

TOTAL ASSETS	$6,144,580	$6,908,443

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,293,972	$793,389
Promissory notes payable - current	1,136,361	1,116,109
Dutchess promissory notes payable - current	718,000	461,000
Accrued interest payable	247,147	201,225
Deferred revenue	304,355	310,911
Total Current Liabilities	3,699,835	2,882,634

Dutchess promissory notes payable – non-current	3,159,000	3,574,000
Promissory notes – non-current	40,409	--
Stockholder note payable, - non-current	17,780	121,419

TOTAL LIABILITIES	6,917,024	6,578,053

Stockholders’ Equity (Deficit):
Common Stock, 200,000,000 shares authorized, $.001 par value, 23,058,655 and 23,058,655 shares issued and outstanding in 2008 and 2007, respectively	23,059	23,059
Capital in excess of par value	31,349,583	31,349,583
Accumulated deficit	(32,145,086)	(31,042,252)
Total stockholders’ equity (deficit)	(772,444)	330,390

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT )	$6,144,580	$6,908,443

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months Ending June 30,		Six Months Ending June 30,
	2008	2007	2008	2007

Equipment sales	$365,015	$56,214	$809,319	$170,049
Installation revenues	550,901	161,589	631,534	465,106
Maintenance revenues	357,561	259,900	1,084,080	482,910
Total revenues	1,273,477	477,703	2,524,933	1,118,065

Costs of goods sold
Material cost of systems sold	348,892	30,211	704,289	88,118
Install and service costs	92,492	212,239	206,705	417,152
Engineering and development	35,576	41,716	71,526	80,709
Total costs of goods sold	476,960	284,166	982,520	585,979

Gross margin	796,517	193,537	1,542,413	532,086

Selling, general, and administrative expenses
Selling, general and administrative expense	899,101	353,096	1,960,717	718,165
Depreciation expense	8,444	1,809	15,046	3,618
Amortization expense	185,224	61,154	383,193	122,305
Total selling, general, and administrative expenses	1,092,769	416,059	2,358,956	844,088

Loss from operations	(296,252)	(222,522)	(816,543)	(312,002)

Other Income (Expense)
Interest (expense)	(119,125)	(121,949)	(285,532)	(174,208)
Other (expense)	--	(24,000)	(500)	(24,000)
Total other income (expense)	(119,125)	(145,949)	(286,032)	(198,208)

Loss before income taxes	(415,377)	(368,471)	(1,102,575)	(510,210)

Provision for (benefit from) income taxes	(11)	208	259	2,461

Net Loss	(415,366)	(368,679)	(1,102,834)	(512,671)

Dividends on preferred stock	--	89,582	--	179,164

Net loss attributable to common stockholders	$(415,366)	$(458,261)	$(1,102,834)	$(691,835)

Basic and diluted net loss per common share	$(0.02)	$(0.06)	$(0.05)	$(0.10)

Weighted Average Number of Common Shares	23,058,655	7,091,211	23,058,655	7,039,288

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Cash Flows From Operating Activities:
Net (Loss)	$(1,102,834)	$(512,671)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	15,046	3,618
Amortization	383,193	122,305
Interest expense paid from attorney’s escrow account	--	17,809
Stock issued for services	--	31,924
Stock issued for note payable extensions	--	10,000
Amortization of debt discount	--	24,000

Changes in operating assets and liabilities:
Accounts receivable	104,110	(46,197)
Inventories	39,556	(23,195)
Other current assets	20,838	21,665
Accounts payable and accrued expenses	496,448	289,112
Prepaid expense	3,568	--
Deposits	(9,554)	--
Accrued interest payable	45,922	128,569
Deferred revenue	(6,556)	(43,816)
Employment contracts payable	--	(5,464)
Net Cash Provided (Used) by Operating Activities	(10,263)	17,659

Cash Flows From Investing Activities:
Purchase of equipment	(2,971)	(685)
Net Cash Used by Investing Activities	(2,971)	(685)

Cash Flows From Financing Activities:
Payment of Dutchess debenture	(158,000)	--
Proceeds from issuance of promissory notes	--	45,000
Payment of promissory notes payable	(104,165)	(55,679)
Net Cash Provided (Used) by Financing Activities	(262,165)	(10,679)

Net Change in Cash and cash equivalents	(275,399)	6,295
Cash at Beginning of the Period	350,110	1,598
Cash and cash equivalents at End of the Period	$74,711	$7,893

Cash paid for interest	$239,148	$--

Non Cash Investing & Financing Activities:
Promissory note obligation incurred upon acquisition of equipment	$61,187	$--
Accretion of preferred stock dividends	$--	$179,164
Proceeds from note payable deposited into attorney’s escrow
account	$--	$50,000
Seller note acquired in a business combination	$--	$250,000
Stock sold in a business combination	$--	$100,000
Proceeds from Dutchess deposited into attorney’s escrow
account, net of fees	$--	$2,495,000
Debt converted into common stock	$--	$250,000
Investment in Meadowlands and Vanwell paid from
attorney’s escrow account	$--	$1,200,000

The Notes to the Consolidated Financial Statements are an integral part of these statements.

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

Our executive office is located at 90 Washington Valley Road, Bedminster, New Jersey, 07921.

B.           Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of June 30, 2008 reflects all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of June 30, 2008 and the results of its consolidated operations and its consolidated cash flows for the periods ended June 30, 2008 and 2007.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

The Unaudited Consolidated Statements of Operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of results for the full year.

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

B.            Accounts Receivables

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivables are stated at the amount billed to the customer.  Interest is not billed or accrued.  Accounts receivables in excess of 90 days old are considered delinquent.  Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice.  The Company has an allowance for doubtful accounts of $39,603 and $73,915 as of June 30, 2008 and December 31, 2007, respectively, based on its historical collectability.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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

        In accordance with APB 28, one of the Company’s subsidiaries uses estimated gross profit rates to determine costs of goods sold during interim periods.  The remaining subsidiaries use perpetual inventories to determine cost of goods sold during interim periods.  This is different from the method used at annual inventory dates.  The other subsidiaries perform physical inventory counts when calculating year-end values.  Historically, this has not resulted in any material adjustment to the cost of goods sold.

M.           Loss Per Share:

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128), and utilizes guidance provided by SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended June 30, 2008 and 2007, 3,018,146 and 140,000 of common stock equivalent shares were excluded from the computation of diluted net loss per share after considering ownership limitations of certain warrants and conversion features.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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

Fire Control leases its facility through a three year lease that expires December 31, 2010 ata monthly rent of $4,800.

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

        We have established an allowance for doubtful accounts for accounts receivable. We analyzed the ability to collect accounts that are large, none of which are currently past due.  Management will evaluate the adequacy of the subsidiaries’ allowance on a periodic basis.

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

        There are 12,280,000 warrants for common stock issued and outstanding.  At June 30, 2008, intrinsic value associated with the outstanding warrants is not significant.  The holders of the majority of such warrants are subject to ownership limitations and the warrants are not freely transferable.

Results of Operations

Revenues

Revenues of $1,273,477 and $2,524,933, respectively, for the three and six months ended June 30, 2008 increased by $795,774 and $1,406,868, respectively, over revenues of $477,703 and $1,118,065, respectively, for the three and six months ended June 30, 2007. This was primarily attributable to the June 30, 2007 acquisition of Meadowlands and the October 1, 2007 acquisition of Fire Control offset by a decrease in revenues of Secure of $159,529 for the three months ended June 30, 2008.  This decrease is attributable to an increase of $29,606 in equipment sales offset by a decrease in installation revenues of $120,927 and $68,208 in decreased maintenance revenues.

 Costs of Goods Sold

Costs of Goods Sold of $476,960 and $982,520, respectively, for the three and six months ended June 30, 2008 increased by $192,794 and $396,541, respectively, over cost of goods sold of $284,166 and $585,979, respectively, for the three and six months ended June 30, 2007. This was primarily attributable to the June 30, 2007 acquisition of Meadowlands and the October 1, 2007 acquisition of Fire Control offset by a decrease of $95,944 in costs of goods sold for Secure relating to the decrease in revenues described above.

Gross Margin

        Gross Margin of $796,517 and $1,542,413, respectively, for the three and six months ended June 30, 2008 increased by $602,980 and $1,010,327, respectively, over gross margins of $193,537 and $532,086, respectively, for the three and six months ended June 30, 2007. This was a direct result of the increases in Revenues and the Cost of Goods Sold described above.

Selling, General and Administrative Expenses (“SG&A”)

        SG&A expenses of $1,092,762 and $2,358,956, respectively, for the three and six months ended June 30, 2008 increased by $676,703 and $1,514,868, respectively, over SG&A expenses of $416,059 and $844,088, respectively, for the three and six months ended June 30, 2007. This was primarily attributable to the June 30, 2007 acquisition of Meadowlands and the October 1, 2007 acquisition of Fire Control.

Other Expense

Other expense of $119,125 and $286,032, respectively, for the three and six months ended June 30, 2008 decreased by $26,824 and increased by $87,824, respectively, over other expenses of $145,949 and $198,208, respectively, for the three and six months ended June 30, 2007. This is primarily attributable to the interest expense on the Dutchess convertible debentures issued in June 2007 and November 2007.

Dividends on Preferred Stock

Dividends on preferred stock for the three months and six months ended June 30, 2008 were $0, which decreased from $89,582 and $179,164, respectively, for the three and six months ended June 30, 2007.  On September 28, 2007, in accordance with the terms of the Series A Preferred Stock, all of the holders of preferred stock converted their stock, as well as, accrued dividends, to common stock.

Net (Loss)

       Net Loss attributable to common stockholders of $415,366 and $1,102,834, respectively, for the three and six months ended June 30, 2008 decreased by $42,895 and increased by $410,999, respectively, over net losses of $458,261 and $691,835, respectively, for the three and six months ended June 30, 2007. This was a direct result of the increase in Gross Margin described above offset by the changes in the Selling, General, and Administrative expenses and Other Expense and Dividends on Preferred Stock described above.

Liquidity and Capital Resources:

            We are currently financing our operations primarily through cash generated by financing activities in the form of promissory notes, convertible debentures, and equity investments. We financed our business acquisitions through the issuance of redeemable preferred stock, cash generated from promissory notes, and convertible debentures.

             We completed the Secure merger by obtaining a short term bridge financing of $504,000. Pursuant to the terms of the offering, we had a minimum raise of $500,000 and a maximum raise of $700,000. As of March 11, 2005, we raised the minimum of $500,000 and these proceeds were distributed to Secure as part of that transaction. Each of the investors in this financing received nine (6) month notes with a twelve (12%) percent annual interest rate. For each dollar invested, an investor received a note for a dollar repayable in full nine months from the date of the note and one share of our common stock. In addition, the notes are convertible, at the option of the holder, into shares of common stock at the price of $0.25 per share.  Consequentially, we issued a total of 504,000 shares to these investors. Such notes were due and payable September 11, 2005. We had requested a ninety day extension on such notes and we received approval from all of the noteholders. Although the ninety day extension had passed as of March 28, 2006, none of the noteholders has declared a default and we intend to repay any unconverted notes through the proceeds of additional financings.  As of September 30, 2007, $430,000 of principal amount and all related accrued interest to date has been retired through cash payments due of $180,000 and the balance converted to common stock in accordance with the terms of the private placement.

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

At June 30, 2008, the Company had negative working capital of approximately $2,239,492.

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

Item 4.

Controls and Procedures

The Company's management evaluated, with the participation of its President, the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the SEC Act of 1934) as of June 30, 2008. Based on such evaluation, the President of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is not operating in an effective manner.

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

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)

Date: August 13, 2008	By:	/s/ John X. Adiletta
John X. Adiletta,
Chief Executive Officer
Chief Financial Officer