Form 10-Q
period 2008-09-30
SOMERSET INTERNATIONAL GROUP,INC.
filed 2008-11-14
CIK 350524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-Q
_________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

As of November 14, 2008, there were 23,158,655 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q
September 30, 2008

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$79,262	$350,110
Accounts receivable, net	880,764	951,177
Inventories	547,792	572,707
Prepaid expenses	5,766	8,982
Other current asset	9,554	20,838
Total Current Assets	1,523,138	1,903,814

Property and equipment, net	126,897	77,331

Other Assets:
Deposits	9,825	9,825
Deferred financing costs, net	266,739	313,333
Non compete covenant, net	24,714	37,313
Customer lists, net	1,767,047	2,213,107
Software, net	--	12,743
Distribution agreements, net	93,341	140,622
Goodwill	2,200,355	2,200,355
Total other assets	4,362,021	4,927,298

TOTAL ASSETS	$6,012,056	$6,908,443

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,443,377	$793,389
Promissory notes payable - current	1,210,505	1,116,109
Dutchess promissory notes payable - current	723,000	461,000
Accrued interest payable	256,861	201,225
Stockholder loan payable	50,000	--
Deferred revenue	285,133	310,911
Total Current Liabilities	3,968,876	2,882,634

Dutchess promissory notes payable – non-current	3,135,848	3,574,000
Promissory notes – non-current	47,196	--
Stockholder note payable, - non-current	--	121,419

TOTAL LIABILITIES	7,151,920	6,578,053

Stockholders’ Equity (Deficit):
Common Stock, 200,000,000 shares authorized, $.001 par value, 23,083,655 and 23,058,655 shares issued and outstanding in 2008 and 2007, respectively	23,083	23,059
Capital in excess of par value	31,351,808	31,349,583
Accumulated deficit	(32,514,755)	(31,042,252)
Total stockholders’ equity (deficit)	(1,139,864)	330,390

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT )	$6,012,056	$6,908,443

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ending September 30,		Nine Months Ending September 30,
	2008	2007	2008	2007
Revenues
Equipment sales	$359,153	$853,988	$1,168,472	$1,024,037
Installation revenues	466,403	35,057	1,097,937	500,163
Maintenance revenues	312,062	392,260	1,396,142	875,170
Total revenues	1,137,618	1,281,305	3,662,551	2,399,370

Costs of goods sold
Material cost of systems sold	262,823	608,428	967,112	560,570
Install and service costs	103,967	150,295	310,672	703,423
Engineering and development	32,520	37,160	104,046	117,869
Total costs of goods sold	399,310	795,883	1,381,830	1,381,862

Gross margin	738,308	485,422	2,280,721	1,017,508

Selling, general, and administrative expenses
Selling, general and administrative expense	758,940	576,845	2,719,657	1,295,010
Depreciation expense	11,847	3,987	26,893	7,605
Amortization expense	185,225	166,969	568,418	289,274
Total selling, general, and administrative expenses	956,012	747,801	3,314,968	1,591,889

Loss from operations	(217,704)	(262,379)	(1,034,247)	(574,381)

Other Income (Expense)
Interest (expense)	(145,061)	(110,782)	(430,593)	(284,990)
Other (expense)	(478)	--	(978)	(24,000)
Total other income (expense)	(145,539)	(110,782)	(431,571)	(308,990)

Loss before income taxes	(363,243)	(373,161)	(1,465,818)	(883,371)

Provision for (benefit from) income taxes	6,426	44	6,685	2,505

Net Loss	(369,669)	(373,205)	(1,472,503)	(885,876)

Dividends on preferred stock	--	89,582	--	268,746

Net loss attributable to common stockholders	$(369,669)	$(462,787)	$(1,472,503)	$(1,154,622)

Basic and diluted net loss per common share	$(0.02)	$(0.04)	$(0.06)	$(0.14)

Weighted Average Number of Common Shares	23,069,253	10,949,552	23,062,226	8,357,033

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Cash Flows From Operating Activities:
Net (Loss)	$(1,472,503)	(885,876)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	26,893	7,605
Amortization	568,418	289,274
Stock issued for services	--	31,924
Stock issued for note payable extension	--	10,000
Amortization of debt discount	--	24,000

Changes in operating assets and liabilities:
Accounts receivable	70,413	(29,373)
Inventories	24,915	17,217
Other current assets	11,284	40,975
Accounts payable and accrued expenses	646,486	(265,916)
Prepaid expense	3,216	-
Deposits		-
Accrued interest payable	55,636	152,518
Deferred revenue	(25,778)	(40,081)
Employment contracts payable		(12,264)
Net Cash Provided (Used) by Operating Activities	(91,020)	(659,997)

Cash Flows From Investing Activities:
Purchase of equipment	(2,971)	(18,453)
Proceeds from sale of fixed assets	7,806	--
Acquisition of subsidiary, net	--	1,000
Net Cash Used by Investing Activities	4,835	(17,453)

Cash Flows From Financing Activities:
Payment of Dutchess debenture	(176,152)	--
Proceeds from issuance of promissory notes	50,000	95,000
Payment of promissory notes payable	(110,760)	(395,821)
Proceeds from shareholder loan	50,000	--
Proceeds from issuance of stock	2,249	--
Payment of stockholders note payable	--	(69,890)
Payment of seller note	--	(102,500)
Cash received from attorney’s escrow from Dutchess financing	--	1,245,000
Net Cash Provided (Used) by Financing Activities	(184,663)	771,789

Net Change in Cash and cash equivalents	(270,848)	94,339
Cash at Beginning of the Period	350,110	1,598
Cash and cash equivalents at End of the Period	$79,262	95,937

Cash paid for interest	$374,957	$239,148
Cash paid for taxes	$6,426	$--

Non Cash Investing & Financing Activities:
Promissory note obligation incurred upon acquisition of equipment	$80,430	$--
Accretion of preferred stock dividends	$--	$268,746
Seller note acquired in a business combination	$--	$605,000
Stock sold in a business combination	$--	$100,000
Proceeds from Dutchess deposited into attorney’s escrow
account, net of fees	$--	$2,495,000
Debt converted into common stock	$--	$487,928
Investment in Meadowlands and Vanwell paid from
attorney’s escrow account	$--	$1,250,000
Series A Preferred stock converted to common shares	$--	$3,972,880

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

Our executive office is located at 90 Washington Valley Road, Bedminster, New Jersey, 07921.

B.           Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of September 30, 2008 reflects all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of September 30, 2008 and the results of its consolidated operations and its consolidated cash flows for the periods ended September 30, 2008 and 2007.

The Unaudited Consolidated Statements of Operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of results for the full year.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

B.             Accounts Receivables

                Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivables are stated at the amount billed to the customer.  Interest is not billed or accrued.  Accounts receivables in excess of 90 days old are considered delinquent.  Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice.  The Company has an allowance for doubtful accounts of approximately $41,000 and $74,000 as of September 30, 2008 and December 31, 2007, respectively, based on its historical collectability.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

M.           Loss Per Share:

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128), and utilizes guidance provided by SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended September 30, 2008 and 2007, 3,299,374 and 3,047,514 of common stock equivalent shares were excluded from the computation of diluted net loss per share after considering ownership limitations of certain warrants and conversion features.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 4.  Commitments

The Company has entered into an employment agreement with the President and CEO that became effective January 6, 2004. The employment agreement has a term of five years. In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year’s salary.  On August 29, 2008, the Company entered into an amendment to extend the employment agreement  for an additional 3 years until January 6, 2012.

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

Note 5.   Unregistered Sale of Equity Securities

On August 22, 2008, the Company entered into a convertible promissory note (the “Note”) with an accredited investor for $50,000 with a conversion rate of $.25 per share. The Note is due 180 days after its issuance, or, the closing date of any additional debt or equity raised by the Company in excess of $250,000.  In addition, the Company must pay a minimum of 360 days of interest regardless of when the Note is paid.  In accordance with the Note the Company issued the investor 25,000 shares of the Company’s common stock. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Note 6.   Modification of Terms of Dutchess Debentures

On September 8, 2008, Somerset International Group, Inc. (the “Company”) entered into an amendment to its Debenture dated June 12, 2007 (the “June Debenture”) between Dutchess Private Equities Fund, Ltd. (“Dutchess”) and the Company; and a debenture dated November 13, 2007 (the “November Debenture”) between Dutchess and the Company (collectively, the Debenture”).  Pursuant to the amendment, the parties agreed to the following:

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.
The Company  shall pay interest at the rate of 14% per annum, compounded daily, on the unpaid face amount of the debenture to Dutchess  with  monthly interest payments at 12% of  the interest accrued on the principal balance of the a debenture from the last interest payment until such time as the current interest payment is due and payable and the remaining 2% of the interest due and payable upon request from Dutchess or upon the maturity date.

2.	The Company warrants that no indebtedness of our company is senior to the Debenture in right of payment, whether with respect to interest, damages or upon liquidation or dissolution or otherwise.

3.	As to the June Debenture, commencing on December 30, 2007, the Company agreed to make the following monthly amortizing payments:

December 30, 2007 – May 31, 2008 Fifteen thousand dollars ($15,000)/month
June 30, 2008 Thirty-five thousand dollars ($35,000)
July 31, 2008 Fifteen thousand dollars ($15,000)
August 31, 2008 – December 30, 2008 Two thousand dollars ($2,000)/month
January 31, 2009 – May 31, 2009 Forty-five thousand dollars ($45,000)/month
June 30, 2009 thereafter until the face amount is paid in full Seventy-five thousand dollars ($75,000)/month

4.	As to the November Debenture, commencing on December 30, 2007, the Company shall make the following monthly amortizing payments:

January 31, 2008 – July 31, 2008 Eight thousand dollars ($8,000)
August 31, 2008 – January 31, 2009 Three thousand dollars ($3,000)
February 28, 2009 – July 31, 2009 Twenty thousand dollars ($20,000)/month
August 31, 2009 – April 30, 2010 Thirty thousand dollars ($30,000)/month
May 31, 2010 thereafter until the face amount is paid in full Forty thousand dollars ($40,000)/month

As additional consideration for Dutchess to enter into this Amendment, the Company issued a warrant to Dutchess to purchase up to 900,000 shares of the Company’s common stock with an exercise price equal to par value.  Dutchess’s ownership of the Company’s shares is limited to 4.99% of shares issued and outstanding.   The fair value of these warrants is not material to these financial statements.

Note 7.   Equity Incentive Plan

On August 29, 2008, the Board of Directors, with the approval of a majority of the shareholders of the Company, adopted the 2008 Equity Incentive Plan (the “Plan”) which will be administered by a compensation committee (the “Committee”) appointed by the Board.

The total number of shares reserved and available for grant and issuance is 2,500,000 shares.  The maximum number of shares granted to a participant may not exceed 20% of the total shares subject to the Plan.  Only directors, officers, employees, consultants, and advisors of the Company and its subsidiaries are eligible for awards under the Plan.  Additionally, the awards granted under the Plan may not be transferred or assigned.

Options may be granted to eligible persons, and the exercise period and price, as defined in the Plan, shall be determined by the Committee.  Share limits and shares available under the Plan, outstanding awards, as well as the prices of awards are subject to adjustment if certain events occur.

There have been no shares issued under the Plan.

Note 8.   Subsequent Events

On October 27, 2008, the Company entered into a convertible promissory note with an accredited investor for $150,000 with a conversion rate of $.25 per share. In accordance with the note the Company issued the investor 75,000 shares of the Company’s common stock.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, including stock issued for services and or compensation and related disclosure on contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.  Critical accounting policies are defined as those that are reflective of significant judgments, estimates, and uncertainties and potentially result in materially different results under different assumptions and conditions.

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

There are 13,115,000 warrants for common stock issued and outstanding.  At September 30, 2008, fair value associated with the outstanding warrants is not significant.  The holders of the majority of such warrants are subject to ownership limitations and the warrants are not freely transferable.

Results of Operations

Revenues

Revenues of $1,137,618 and $3,662,551, respectively, for the three and nine months ended September 30, 2008 decreased by $143,687 and increased by $1,263,181, respectively, over revenues of $1,281,305 and $2,399,370, respectively, for the three and nine months ended September 30, 2007.  This was primarily attributable to the June 30, 2007 acquisition of Meadowlands, the October 1, 2007 acquisition of Fire Control offset by a decrease in revenues of Secure of $245,658 and $774,770 for the three and nine months ended September 30, 2008 versus the same periods in 2007.  This nine months decrease at Secure is attributable to an decrease of $178,361 in equipment sales, a decrease in installation revenues of $456,779, and $139,630 in decreased maintenance revenues.

 Costs of Goods Sold

Costs of Goods Sold of $399,310 and $1,381,830, respectively, for the three and nine months ended September 30, 2008 decreased by $396,573 and $32, respectively, over cost of goods sold of $795,883 and $1,381,862, respectively, for the three and nine months ended September 30, 2007. This was primarily attributable to the June 30, 2007 acquisition of Meadowlands and the October 1, 2007 acquisition of Fire Control offset by a decrease of $420,025 in nine months costs of goods sold for Secure relating to the decrease in revenues described above.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross Margin

Gross Margin of $738,308 and $2,280,721, respectively, for the three and nine months ended September 30, 2008 increased by $252,886 and $1,263,213, respectively, over gross margins of $485,422 and $1,017,508, respectively, for the three and nine months ended September 30, 2007. This was a direct result of the increases in Revenues and the Cost of Goods Sold described above.

Selling, General, and Administrative Expenses (“SG&A”)

SG&A expenses of $956,012 and $3,314,968, respectively, for the three and nine months ended September 30, 2008 increased by $208,211 and $1,723,079, respectively, over SG&A expenses of $747,801 and $1,591,889, respectively, for the three and nine months ended September 30, 2007. This was primarily attributable to the June 30, 2007 acquisition of Meadowlands and the October 1, 2007 acquisition of Fire Control.

Other Expense

Other expense of $145,539 and $431,571, respectively, for the three and nine months ended September 30, 2008 increased by $34,757 and $122,581, respectively, over other expenses of $110,782 and $308,990, respectively, for the three and nine months ended September 30, 2007. This is primarily attributable to the interest expense on the Dutchess convertible debentures issued in June 2007 and November 2007.

Dividends on Preferred Stock

Dividends on preferred stock for the three months and nine months ended September 30, 2008 were $0, which decreased from $89,582 and $268,746, respectively, for the three and nine months ended September 30, 2007.  On September 28, 2007, in accordance with the terms of the Series A Preferred Stock, all of the holders of preferred stock converted their stock, as well as, accrued dividends, to common stock.

Net (Loss)

Net Loss attributable to common stockholders of $369,669 and $1,472,503, respectively, for the three and nine months ended September 30, 2008 decreased by $93,118 and increased by $317,881, respectively, over net losses of $462,787 and $1,154,622, respectively, for the three and nine months ended September 30, 2007. This was a direct result of the increase in Gross Margin described above offset by the changes in the Selling, General, and Administrative expenses and Other Expense and Dividends on Preferred Stock described above.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

We completed the Meadowlands acquisition by using a portion of the proceeds of the five year Convertible Debenture that we issued with gross proceeds of $2,700,000.  Pursuant to this Debenture, we are required to make mandatory interest only payments to the Investor in the amount of 1/12th of the Interest due on the outstanding balance of the Debenture each month for the first nine months after closing on the acquisition.  Pursuant to this Debenture, we also are required to make mandatory principal payments to the Investor throughout the life of the Debenture.  For months 7 thru 12, we must pay $15,000 per month, for months 13 thru 18 we must pay $35,000 per month, for months 19 thru 24 we must pay $45,000, for month 25 thru month 35 we must pay $75,000 per month and on month 36 all amounts then current will be due payable. (See Note 6)

We completed the Fire Control acquisition by using a portion of the proceeds of the five year Convertible Debenture that we issued with gross proceeds of $1,350,000.  Pursuant to this Debenture, we are required to make mandatory interest only payments to the Investor in the amount of 1/12th of the Interest due on the outstanding balance of the Debenture each month for the first two months after closing on the acquisition.  The first payment is due within thirty (30) days of Closing.  Pursuant to this Debenture, we also are required to make mandatory principal payments to the Investor throughout the life of the Debenture.  For months 3 thru 9, we must pay $8,000 per month, for months 10 thru 15 we must pay $15,000 per month, for months 16 thru 21 we must pay $20,000, for month 22 thru month 30 we must pay $30,000 per month, for month 31 thru month 35 we must pay $40,000 per month and on month 36 all amounts then current will be due payable. (See Note 6)

At September 30, 2008, the Company had negative working capital of approximately $2,445,738.

We plan to establish a source of revenues sufficient to cover our operating costs by acquiring additional companies that are generating positive cash flows from operating activities either at acquisition or projected to do so in the future , thereby furthering the objective of becoming profitable and generating positive cash flow from operating activities on a consolidated basis.  The funds needed to continue operations over the next twelve months will be raised from accredited investors and/or institutional investors as in the previous financings. During this period, the Company will attempt to reduce or defer expenses until the capital is available.

Our need for capital may change dramatically as a result of any additional business acquisition or combination transaction.  There can be no assurance that we will identify any additional suitable business, product, technology or opportunity in the future.  Further, even if we locate a suitable target, there can be no assurance that we would be successful in consummating any acquisition or business consolidation on favorable terms or that we will be able to profitably manage the business, product, or technology, if acquired, or otherwise engaged.  The Company intends to acquire cash flow positive companies of such size or number that will allow it to continue as a going concern.  If we are unable to obtain debt and/or equity financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. Consequently, there is substantial doubt about our ability to continue to operate as a going concern.

 Management intends to ask pertinent questions of the proposed candidates or opportunities in the course of its diligence phase.  Management will rely heavily on a business plan, financial statements and projections, and management’s views of the future.  Unless something comes to management’s attention as a result of its review of the proposed candidate’s audited financial statements, which causes management to have serious concerns on the viability or integrity of the financial records and business projections, which would result in a disqualification of such candidate, a transaction would be approved by the Board of Directors.  When a transaction requires shareholder approval, a shareholder meeting must be held and a shareholder vote taken.  A proxy statement would be mailed to shareholders informing them of the meeting and requesting their vote.  However, in lieu of holding a meeting, a majority of shareholders may sign a Shareholder’s Resolution approving of such transaction.  If a meeting is not held, an information statement must be mailed to all of its shareholder’s informing them of the action taken by the majority shareholders.

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

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

• Level 1— Quoted prices in active markets for identical assets or liabilities.

• Level 2— Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

• Level 3— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.

Controls and Procedures

The Company's management evaluated, with the participation of its President, the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the SEC Act of 1934) as of September 30, 2008. Based on such evaluation, the President of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is not operating in an effective manner.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 4, 2008, Keith Kesheneff and Kathryn Kesheneff filed suit in Superior Court in New Jersey against the Company claiming that they are owed $355,000 for failure to pay a purchase price adjustment note issued by the Company.  The Company filed an answer, with counterclaims, on October 27, 2008, generally contesting all claims.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 22, 2008, the Company entered into a convertible promissory note with an accredited investor for $50,000 with a conversion rate of $.25 per share.  In accordance with the note the Company issued the investor 25,000 shares of the Company’s common stock. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On October 27, 2008, the Company entered into a convertible promissory note with an accredited investor for $150,000 with a conversion rate of $.25 per share. In accordance with the note the Company issued the investor 75,000 shares of the Company’s common stock.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

There have been no notices of default provided to the Company, except as described in Item 1 above..

Item 4.  Submission of Matters to a Vote of Security Holders

On August 29, 2008, the Board of Directors, with the approval of a majority of the shareholders of the Company, adopted the 2008 Equity Incentive Plan (the “Plan”) which will be administered by a compensation committee (the “Committee”) appointed by the Board.
Item 5.  Other Information.

None.

Item 6. Exhibits.

(a)           Exhibits:

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

(b)           Reports on Form 8K:

On August 22, 2008, the Company filed an 8K pursuant to:
Item 3.02: Unregistered Sales of Equity Securities

On September 16, 2008, the Company filed an 8K pursuant to:
Item 1.02 based on the entry into a definitive material agreement.

On September 22, 2008, the Company filed and 8K pursuant to:
Item 1.02 based on the entry into a definitive material agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)
Date: November 14, 2008	By:	/s/ John X. Adiletta
John X. Adiletta,
Chief Executive Officer
Chief Financial Officer