Form 10-K
period 2008-12-31
SOMERSET INTERNATIONAL GROUP,INC.
filed 2009-03-31
CIK 350524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008
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

 (908) -719-8909
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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on June 30, 2008 was $1,384,692.

On March 31, 2009, there were 23,348,655 outstanding shares of the registrant’s common stock, $.001 par value.

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

Our executive office is located at 90 Washington Valley Road, Bedminster, New Jersey, 07921

(b) Nature of Business

          Our current activity is the acquisition of profitable and near term profitable private small and medium sized businesses and maximizing the profitability of our acquired entities and to act as a holding company for such entities.

One of our subsidiaries, designs, assembles, installs and maintains a proprietary personal security system for colleges and mental health facilities where potential for crime exists.

Three of our subsidiaries specialize in the distribution, sale, installation, and maintenance of fire and security equipment and systems that include fire detection, video surveillance, and burglar alarm equipment.

There are three streams of revenues derived from these subsidiaries:
1.	Equipment:
The pricing for an equipment sale is generally established through a customer purchase order and is a separate stand-alone arrangement.  Revenue is recognized for equipment sales upon the delivery of the equipment, which is the date on which customer becomes responsible for the payment of the equipment.

2.	Installation:
Installation services are a separate stand-alone arrangement consisting of final connections of the equipment and individual testing of the equipment pieces.  Such services occur after electrical work has been contracted and supervised by the customer, and completed by an outside third party.  Installation services, when performed by the Company, are separately negotiated with the customer, and are recognized upon completion of the service by the Company.

3.	Maintenance:
These are separately priced contracts that are entered into with a customer typically after the installation services are performed.  Maintenance services are not bundled into any other service.  These maintenance services are recognized as revenues as the services are performed.  These services are billed at the end of the month after the service is provided or if provided through a contractual arrangement then pre-billed for the defined periods, i.e. quarterly, semi-annual, or annual. Deferred Revenue on the Company’s balance sheet represents amounts billed to customers for maintenance to be performed in future periods.

(c) Corporate Developments

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

(d)  2008 Revenues

          Somerset’s revenues were $4,732,444 for the twelve months ended December 31, 2008.

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

(f) Employees

          As of March 31, 2009, Somerset has 1 employee, Secure has 8 employees, Meadowlands has 14 employees, and Fire Control has 11 employees. No employees are currently covered under collective bargaining agreements.

Item 2.  Description of Property

          Somerset’s executive office is located at 90 Washington Valley Road, Bedminster, New Jersey, 07921. The Company leases such space on a month to month basis.  Secure’s office is located at 1800 Bloomsbury, Ocean, NJ 08812 on a year to year basis and Meadowlands and Fire Control are located at 45 Pearl Street, North Plainfield, NJ 07060 subject to a three year lease.

Item 3. Legal Proceedings

On September 4, 2008, Keith Kesheneff and Kathryn Kesheneff filed suit in Superior Court in New Jersey against the Company claiming that they are owed $355,000 for a purchase price adjustment note issued by the Company.  The Company filed an answer, with counterclaims, on October 27, 2008, generally contesting all claims.

In January 2009, the holders of two promissory notes convertible into the Company’s common stock filed suit in the Superior Court of New Jersey.  Each party claims to be owed $20,000 in principal, approximately $11,400 of accrued interest through December 31, 2008, and counsel fees.  The Company is attempting to negotiate forbearance agreements.

In January 2009, the holder of a promissory note convertible into the Company’s common stock filed suit in the Superior Court of New Jersey.  The party claims to be owed $54,000 in principal, approximately $30,900 of accrued interest through December 31, 2008, and counsel fees.  The Company is attempting to negotiate a forbearance agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

On August 29, 2008, the Board of Directors, with the approval of a majority of the shareholders of the Company, adopted the 2008 Equity Incentive Plan (the “Plan”) which will be administered by a compensation committee (the “Committee”) appointed by the Board.

On August 29, 2008, the Board of Directors, with the approval of a majority of the shareholders of the Company entered into an amendment to extend the Employment Agreement dated January 6, 2004 between our company and John X. Adiletta for an additional 3 years from January 6, 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issued Purchases of Equity Securities

On November 10, 2004, the Company was notified that it had received clearance from the National Association of Securities Dealers (“NASD”) to have its Common Stock quoted on the Over the Counter (“OTC”) Bulletin Board.

Our common stock is currently traded on the OTC Bulletin Board under the symbol “SOSI.” Our common stock has been quoted on the OTC Bulletin Board since November 10, 2004.  The following table sets forth the range of high and low bid quotations for each quarter of calendar year 2008, and the first quarter of calendar year 2009 up to March 30, 2009. These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Year	Period	High	Low
2008	First	$0.15	$0.10
2008	Second	$0.15	$0.08
2008	Third	$0.09	$0.03
2008	Fourth	$0.07	$0.03
2009	First	$0.05	$0.02

As of December 31, 2008, there were approximately 414 holders of record of Somerset’s common stock.

Dividends

We have never paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. The payment of future cash dividends by us on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, financial condition, cash flows, capital requirements and other considerations as our board of directors may consider relevant. Although dividends are not limited currently by any agreements, it is anticipated that future agreements, if any, with institutional lenders or others may limit our ability to pay dividends on our common stock. Notwithstanding the above, we had agreed to issue dividends to the holders of Series A Preferred Stock as set forth above. We are not statutorily prohibited from paying dividends.

Warrants

        As of December 31, 2008, 13,115,000 warrants have been issued to seven warrant holders. The warrant holders are entitled to purchase fully paid and nonassessable shares of  our common stock, $.001 par value per share at a per share purchase price in the following manner:

Issue Date	Expiration Date	Number of Shares of Common Stock	Price	Basis for Warrant issuance
09/06/05	09/05/10	5,000	$0.20	Consulting Services
09/06/05	09/05/10	5,000	$0.18	Consulting Services
02/06/06	02/05/09	10,000	**	Stock Purchase Agreement
05/26/06	05/25/09	15,000	**	Stock Purchase Agreement
05/26/06	05/25/09	15,000	**	Stock Purchase Agreement
08/15/06	08/14/09	25,000	**	Stock Purchase Agreement
04/17/07	04/16/10	90,000	**	Stock Purchase Agreement
06/15/07	06/14/12	7,000,000	$0.05	Convertible Debenture
06/15/07	06/14/10	50,000	$0.12	Stock Purchase Agreement
11/14/07	11/13/12	5,000,000	$0.05	Convertible Debenture
09/08/08	09/07/13	900,000	$0.001	Amendment to Convertible Debenture
Total		13,115,000

The warrants may be exercised in full or in part (but not of a fractional share) by the holder subject to ownership limitations under the respective agreements.

Stock Options

On August 29, 2008, the Board of Directors, with the approval of a majority of the shareholders of the Company, adopted the 2008 Equity Incentive Plan (the “Plan”) which will be administered by a compensation committee (the “Committee”) appointed by the Board.

There are no options to purchase our securities outstanding.

Item 6.  Selected Financial Data

The table below presents selected financial data for Somerset for the past two years.

Results of Operations For The Year Ended December 31,	2008	2007
Sales	$4,732,444	$3,879,312
Operating Expenses	6,160,659	4,920,381
Loss from Operations	(1,428,215)	(1,041,068)
Net Loss attributable to Common Stockholders	$(2,007,719)	$(1,753,078)
Basic Loss per Common Share	$(0.09)	$(0.15)

Financial Position at December 31,	2008	2007
Total Assets	$5,426,940	$6,908,443
Total Liabilities	7,086,769	6,578,053
Shareholders Equity(Deficit)	$(1,659,829)	$330,390

Item 7.  Management's Discussion of Financial Condition and Results of Operations

      This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates," "may," "will," "likely," "could" and words of similar import. Such statements include statements concerning the Company's business strategy, operations, cost savings initiatives, future compliance with accounting standards, industry, economic performance, financial condition, liquidity and capital resources, existing government regulations and changes in, or the failure to comply with, governmental regulations.  All statements in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding Somerset statements regarding future sales and its efforts to attract new customers for its products and develop new  products. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including, but not limited to, uncertainties relating to technologies, product development, our ability to generate sufficient cash from operations or from investors or lenders to fund product development and sales and marketing efforts needed to attract new customers, operations, manufacturing, market acceptance, cost and price of Somerset products, ability to attract new customers, regulatory approvals, competition, intellectual property of others, and patent protection and litigation.  The Company's actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified elsewhere in this Annual Report on Form 10-K. Somerset expressly disclaims any obligation or undertaking to release publicly any updated or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

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
We account for our goodwill and intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment.  The impairment test compares the carrying amount of the reporting unit to its fair value.  Discounted cash flows are utilized to determine the fair value of the assets being evaluated.  The impairment test in 2008 and 2007 supported the carrying value of goodwill, and as such, no write-down in the carrying value of goodwill was recorded.

Revenues

Revenues of $4,732,444 for the year ended December 31, 2008 increased by $853,132 over revenues of $3,879,312 during the year ended December 31, 2007. Revenues increase $1,750,740 for the twelve month period due to Meadowlands and Fire Control which were acquired in 2007.  This increase was offset by a decline in revenues of $897,608 for Secure. The decreases at Secure were primarily attributable to a decrease in Equipment Sales and Installation Revenues of $716,419 and a decrease in Maintenance Revenues of $181,189 for the same period.

Costs of Goods Sold

Costs of Goods Sold for the year ended December 31, 2008 decreased to $1,761,243, representing a decrease of $19,047 over costs of goods sold of $1,780,290 during the year ended December 31, 2007.  Increase of $576,762 in costs and expenses for the twelve month period were attributable primarily to the acquisition of Meadowlands and Fire Control which was offset by a decrease in costs of goods sold for Secure of approximately $595,809.  The decrease at Secure was primarily attributable to a decrease in cost of materials and factory overhead of $238,126, and a decrease in installation and service costs of $335,716.

Gross Margin

Gross Margin for the year ended December 31, 2008 increased to $2,971,201 representing an increase of $872,178 from a gross margin of $2,099,023 during the year ended December 31, 2007.  $1,173,977 of the increases in gross margin for the twelve month period were attributable primarily to the acquisition of Meadowlands and Fire Control offset by a decrease in gross margin for Secure of $301,799.

Selling, General, and Administrative Expenses (“SG&A”)

SG&A expenses for the year ended December 31, 2008 of $4,399,416, increased by $1,259,325 over SG&A expenses of $3,140,091 during the year ended December 31, 2007.  Selling general and administrative expenses increased by $1,015,243, amortization expense increased by $222,594, and depreciation expense increased by $21,488 from the year ended December 31, 2007.  The increase in selling, general, and administrative expenses was primarily attributable to the acquisition of Meadowlands and Fire Control.  Substantially, all of the increase in amortization expense and depreciation was attributable to the acquisition of Meadowlands and Fire Control.

Other Income (Expense)

Other Expense increased to $560,500 for the year ended December 31, 2008 from $443,167 during the year ended December 31, 2007, representing an increase of $117,333.  Interest expense for the year ended December 31, 2008 increased by $151,060 to $567,594 from interest expense of $416,534 during the year ended December 31, 2007. This increase is primarily attributable to the interest on the convertible debentures issued in June and November 2007, the promissory notes acquired with the merger with Somerset-New Jersey, as well as from the promissory notes issued in conjunction with the March 11, 2005 merger with Secure System, Inc. and issued during 2008.  Amortization expense of debt discount decreased to $0 for the year ending December 31, 2008 from $24,000 during the year ended December 31, 2007.

Dividends on Preferred Stock

Dividends on preferred stock for the year ended December 31, 2008 were $0 versus $268,746 in dividends during the year ended December 31, 2007, which represented a decrease of $268,746. These dividends are attributable to the redeemable convertible preferred shares issued in conjunction with the March 11, 2005 merger with Secure System, Inc.  These preferred shares were all converted to common stock on September 30, 2007.

Net (Loss)

Net Loss attributable to common stockholders for the year ended December 31, 2008 increased by $254,641 to $2,007,719 from $1,753,078 during the year ended December 31, 2007.  The increase in net loss is offset by an increase in gross margin described above for the period and primarily attributable to an increase in selling, general, and administrative expenses for the year as described above.

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

We completed the Meadowlands acquisition by using a portion of the proceeds of the five year Convertible Debenture that we issued with gross proceeds of $2,700,000.  Pursuant to this Debenture, we are required to make mandatory interest only payments to the Investor in the amount of 1/12th of the Interest due on the outstanding balance of the Debenture each month for the first nine months after closing on the acquisition.  Pursuant to this Debenture, we also are required to make mandatory principal payments to the Investor throughout the life of the Debenture.  As to this Debenture, commencing on December 30, 2007, the Company agreed to make the following monthly amortizing payments:

•	December 30, 2007 – May 31, 2008 Fifteen thousand dollars ($15,000)/month
•	June 30, 2008 Thirty-five thousand dollars ($35,000)
•	July 31, 2008 Fifteen thousand dollars ($15,000)
•	August 31, 2008 – December 30, 2008 Two thousand dollars ($2,000)/month
•	January 31, 2009 – May 31, 2009 Forty-five thousand dollars ($45,000)/month
•	June 30, 2009 thereafter until the face amount is paid in full Seventy-five thousand dollars ($75,000)/month

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

   As to the November Debenture, commencing on December 30, 2007,  the Company shall make the following monthly amortizing payments:

•	January 31, 2008 – July 31, 2008 Eight thousand dollars ($8,000)
•	August 31, 2008 – January 31, 2009 Three thousand dollars ($3,000)
•	February 28, 2009 – July 31, 2009 Twenty thousand dollars ($20,000)/month
•	August 31, 2009 – April 30, 2010 Thirty thousand dollars ($30,000)/month
•	May 31, 2010 thereafter until the face amount is paid in full Forty thousand dollars ($40,000)/month

   At December 31, 2008, the Company had negative working capital of approximately $2,979,000.  It is for these factors that our auditors have issued an explanatory paragraph with regard to our ability to continue as a going concern.

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

●	Level 1— Quoted prices in active markets for identical assets or liabilities.

●
 Level 2— Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Since these financial statements had no fair value measurements that would require fair value disclosure under this pronouncement, the adoption of this statement did not have a material impact on the Company's consolidated results of operations and financial condition.

Item 8.    Financial Statements and Supplementary Data

Financial Statements and schedules filed herewith are listed in the table of contents to the financial statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9(A). Controls and Procedures

Evaluation of disclosure controls and procedures

The Company's management evaluated, with the participation of its President, the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the SEC Act of 1934) as of December 31, 2008.  Based on such evaluation, the President of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is not operating in an effective manner.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of management, including our President, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During management’s evaluation of internal controls over financial reporting, the following material weaknesses in the internal control over financial reporting procedures were found:

•	There is no Audit Committee in place as required by the Sarbanes-Oxley Act of 2002.
•	There is no Whistleblower Policy adopted and communicated to all staff and management. On March 23, 2009, prior to filing the 10-K, this deficiency was remediated.
•	There are no controls in place to ensure complete and accurate recording of all trade payables, accrued liabilities and accrued purchases.
•	There are no controls in place to determine that the inventory valuation has not been impaired due to obsolescence and or reduction of net realizable value below cost.

•	There is no independent review of expenditures that are approved by the CEO by the Audit Committee to ensure validity of expenditures.
•	There is no independent review of expenditure classifications to ensure they are complete and accurate.
•	All spreadsheets that are used in connection with preparation of the financial statements are not independently re-calculated, reviewed and approved by management.
•	There is no independent review and re-calculation of stockholders’ equity section of the financial statement.
•	There is no independent review and re-calculation of investments in subsidiaries and other equity investment values represented in the financial statements.
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

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the SEC Act of 1934) identified in connection with the evaluation as of December 31, 2008 by the President, which occurred during the most recent fiscal quarter, which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Part III

Item 10.  Directors and Executive Officers and Corporate Governance

The directors and executive officers of the Company are:

Name	Positions with registrant and age as of March 31, 2009	Has served as director since
John X. Adiletta	President, Chief Executive Officer, Chairman, 60	February, 2004

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

Compliance with 16(A) of the Exchange Act:

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, all reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics:

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 11.  Executive Compensation

The following summary compensation table sets forth all compensation paid by Somerset during the fiscal years ended December 31, 2008, 2007 and 2006 in all capacities for the accounts of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Name and Principal Position	Year	Annual Compensation	Restricted Stock Awards
John X. Adiletta, CEO	2008	$366,000	0
	2007	$332,750	0
	2006	$302,500	0

John X. Adiletta, our Chairman, President and CEO, entered into an employment Agreement with Somerset-NJ in January 2004, pursuant to which he currently receives a base salary of $250,000 (subject to a minimum upward adjustment of 10% annually). Pursuant to our merger with Somerset-NJ we assumed the obligations set forth in the employment agreement. Mr. Adiletta is also eligible for such bonus compensation as may be determined by the Board of Directors from time to time, as well as a bonus of five percent (5%) of the earnings before interest, depreciation, and amortization based on our audited consolidated results. The employment agreement terminates on December 31, 2009. The agreement contains non-competition and termination non-solicitation provisions which survive the termination of Mr. Adiletta’s employment for one year. In the event of termination of employment without cause, the agreement provides that we shall: (1) pay Mr. Adiletta severance equaling the greater of the balance of the term of the agreement or one year’s salary, (2) provide to Mr. Adiletta certain medical (including disability) and vacation benefits; and (3) within 3 months of termination, pay to Mr. Adiletta an amount equal to the bonus paid to Mr. Adiletta in the preceding year under the agreement. In the event of a change of control, as defined in the agreement, Mr. Adiletta may at his election, at any time within one year after such event, terminate the agreement with 60 days prior written notice. Upon such termination, Mr. Adiletta is entitled to: (1) a lump-sum severance payment equal to 200% of Mr. Adiletta’s annual salary rate in effect as of the termination, or if greater, such rate in effect immediately prior to the change in control of Somerset, (2) an amount equal to 200% of his bonus for the previous year; and (3) for a eighteen (18) month period after such termination certain disability, accident and group health insurance benefits.  On August 29, 2008, the Board of Directors, with the approval of a majority of the shareholders of the Company entered into an amendment to extend the Employment Agreement dated January 6, 2004 for an additional 3 years from January 6, 2009.  On January 6, 2009, Mr. Adiletta signed an additional agreement, in which he agreed to permanently waive the 2009 salary increase provided for in his employment agreement. The additional agreement is for the period of January 6, 2009 though January 5, 2010.

Directors do not receive any monetary remuneration for their services as such.

The Company does not have a pension plan.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of the shares of Somerset’s voting stock owned as of March 31, 2009 by all persons known to Somerset who own more than 5% of the outstanding number of such shares, by all directors of Somerset, and by all officers and directors of Somerset as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name	Number of Shares Beneficially Owned	Percent of Class
Common	John X. Adiletta c/o 90 Washington Valley Road Bedminster, New Jersey 09721	5,750,000	24.62%
Common	William F. Farley c/o 90 Washington Valley Road Bedminster, New Jersey 07921	4,980,436	21.33%
Voting	All Directors and Officers as a group	5,750,000	24.62%

Item 13. Certain Relationships and Related Transactions

The stockholder note payable was $388,528 at December 31, 2008. The note plus accrued interest matured on December 31, 2007. On July 1, 2004, the Company amended the note to add accrued interest through June 30, 2004 of $266,855 to the principal amount of $503,602. The new principal amount of the note was repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including annual interest at 10% beginning March 1, 2006 and ending July 1, 2009.  Payments are currently in arrears.

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

Item 14.  Principal Accounting Fees and Services

Audit Fees

For the Company's fiscal years ended December 31, 2008 and December 31, 2007, the Company was billed approximately $122,000 and $115,000, respectively for professional services rendered for the audit and review of its financial statements, as well as the issuance of consents on registration statements.

Tax Fees

For the Company's fiscal years ended December 31, 2008 and 2007, the Company incurred $0 and $6,505, respectively for preparation of its corporate income tax returns.

All Other Fees

None for 2008 and 2007.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

     (a) Reports on Form 8-K and Form 8K-A

        On January 2, 2008, the Company filed an 8K for the issuance of shares to John X. Adiletta, Dian Griesel and. James K. Moran.

On January 28, 2008, the Company filed an 8K for the Stock Purchase Agreement from Fire Control Electrical Systems, Inc. and that the Company entered into a convertible debenture with Dutchess Private Equities Fund, Ltd.

On April 11, 2008, the Company filed an 8K to disclose that Secure System, Inc. a wholly owed subsidiary of the Company had renewed its contract with the State of New York’s Office of Mental Health.

On August 22, 2008, the Company filed an 8K to disclose that it had entered into a convertible promissory note with an accredited investor for $50,000 with a conversion rate of $.25 per share.

On September 16, 2008, the Company filed an 8K to disclose it entered into an amendment to its (i) Debenture dated June 12, 2007 (the “June Debenture”) between Dutchess Private Equities Fund, Ltd. and the Company; and (ii) Debenture dated November 13, 2007 between Dutchess and the Company.

On September 22, 2008, the Company filed an 8K that the Board of Directors of the Company had adopted the 2008 Equity Incentive Plan and entered into an amendment to extend the Employment Agreement dated January 6, 2004 between the Company and John X. Adiletta for an additional 3 years.

On October 22, 2008, the Company filed an 8K to disclose that the Company had entered into a convertible promissory note with an accredited investor for $150,000 with a conversion rate of $.25 per share.

On December 19, 2008, the Company filed an 8K that it had issued 175,000 shares of the Company’s common stock to BrandQuest Development Group, Inc. for services rendered.

     (b) Exhibits

14                         Code of Ethics

31.1                      Certification of John X. Adiletta pursuant to 18U.S.C. Section 1350 as adopted pursuant toSection 302 of the Sarbanes-Oxley Act of 2002.

32.1                      Certification of John X. Adiletta pursuant to 18U.S.C. Section 1350 as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.

.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOMERSET INTERNATIONAL GROUP, INC. (Registrant)

Date: March 31, 2009	By:	/s/ John X. Adiletta
John X. Adiletta,
Chief Executive Officer

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets December 31, 2008 and 2007	F-3
Statements of Operations For the Years Ended December 31, 2008 and 2007	F-4
Statements of Stockholders' Equity (Deficit) For the Years Ended December 31, 2008 and 2007	F-5 - F-6
Statements of Cash Flows For the Years Ended December 31, 2008 and 2007	F-7
Notes to Consolidated Financial Statements	F-8 - F-25

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Somerset International Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Somerset International Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Somerset International Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1B to the consolidated financial statements, the Company had net losses for the years ended December 31, 2008 and 2007 of approximately $2,008,000 and $1,484,000, respectively, an accumulated deficit of approximately $33,050,000 and a stockholders’ deficit of $1,660,000 as of December 31, 2008 and the Company utilized net cash in operating activities of approximately $167,000 for the year then ended. In addition, at December 31, 2008, the Company had a working capital deficit of approximately $2,979,000. Management’s plan with respect to this matter are discussed in Note 1B and includes plans for additional financing to fund its current operations, and additional financing to acquire or develop other business opportunities.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, P.C.
     Somerville, NJ
     March 31, 2009

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$65,732	$350,110
Accounts receivable, net	645,233	951,177
Inventories	488,156	572,707
Prepaid expenses	4,209	8,982
Other current assets	10,444	20,838
Total Current Assets	1,213,774	1,903,814

Property and equipment, net	115,873	77,331

Other Assets:
Deposits	9,825	9,825
Deferred financing costs, net	215,000	313,333
Non compete covenant, net	--	37,313
Customer Lists, net	1,619,185	2,213,107
Software, net	--	12,743
Distribution agreements, net	52,928	140,622
Goodwill	2,200,355	2,200,355
Total other assets	4,097,293	4,927,298

TOTAL ASSETS	$5,426,940	$6,908,443

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,264,356	$793,389
Promissory notes payable - current	1,360,561	1,116,109
Dutchess promissory notes payable - current	1,023,000	461,000
Accrued interest payable	276,865	201,225
Deferred revenue	268,081	310,911
Total Current Liabilities	4,192,863	2,882,634

Dutchess promissory notes payable – non-current	2,853,407	3,574,000
Stockholder note payable - non-current	--	121,419
Promissory notes payable – non-current portion	40,499	--
TOTAL LIABILITIES	7,086,769	6,578,053

Stockholders’ Equity(Deficit):

Common Stock, 200,000,000 shares authorized,	23,334	23,059
$.001 par value, 23,333,655 and 23,058,655 shares issued and outstanding in 2008 and 2007 respectively
Capital in excess of par value	31,366,808	31,349,583
Accumulated deficit	(33,049,971)	(31,042,252)
Total Stockholders’ Equity(Deficit)	(1,659,829)	330,390

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$5,426,940	$6,908,443

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Revenues
Equipment sales	$2,440,907	$2,282,936
Installation revenues	536,364	542,523
Maintenance revenues	1,755,173	1,053,853
Total revenues	4,732,444	3,879,312

Costs of goods sold
Material cost of systems sold	1,249,264	978,158
Install and service costs	376,012	644,198
Engineering and development	135,967	157,934
Total costs of goods sold	1,761,243	1,780,290

Gross margin	2,971,201	2,099,023

Selling, general, and administrative expenses
Selling, general, and administrative expense	3,530,298	2,515,055
Depreciation expense	37,918	16,430
Amortization expense	831,200	608,606
Total selling, general, and administrative expenses	4,399,416	3,140,091

Loss from operations	(1,428,215)	(1,041,068)

Other Income(Expense)
Amortization of debt discount	--	(24,000)
Interest expense	(567,594)	(416,534)
Other income (expense)	7,094	(2,633)
Total other expense	(560,500)	(443,167)

Loss before income taxes	(1,988,715)	(1,484,235)

Provision for income taxes	19,004	97

Net loss	(2,007,719)	(1,484,332)

Dividends on preferred stock	--	268,746

Net loss attributable to common stockholders	$(2,007,719)	$(1,753,078)

Basic and diluted net loss per common share	$(0.09)	$(0.15)

Weighted Average Number of Common Shares	23,170,528	11,525,387

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	PREFERRED STOCK		COMMON STOCK		CLASS A COMMON STOCK		CAPITAL IN		TOTAL STOCKHOLDERS’
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	EXCESS OF PAR	ACCUMULATED DEFICIT	EQUITY (DEFICIT)

Balance at December 31, 2006	-	$-	6,933,676	$6,934	-	-	$26,551,273	$(29,289,174)	$(2,730,967)

Net Loss	-	-	-	-	-	-	-	(1,484,332)	(1,484,332)
Issuance of dividends on Convertible Redeemable Preferred Stock	-	-	-	-	-	-	-	(268,746)	(268,746)
Issuance of Common Stock for services	-	-	50,000	50	-	-	9,950	-	10,000
Issuance of Common Stock for cash	-	-	60,000	60	-	-	6,144	-	6,204
Issuance of Common Stock for cash	-	-	84,700	85	-	-	15,839	-	15,924
Issuance of Common Stock for cash and warrants	-	-	50,000	50	-	-	23,950	-	24,000
Issuance of Common Stock for extension of debt terms	-	-	50,000	50	-	-	7,450	-	7,500
Issuance of Common Stock for conversion of debt	-	-	2,459,173	2,459	-	-	399,632	-	402,091
Issuance of Common Stock to Seller	-	-	666,666	667	-	-	99,333	-	100,000
Issuance of Common Stock for conversion of debt	-	-	572,240	572	-	-	85,264	-	85,836
Issuance of Common Stock for conversion of redeemable preferred stock	-	-	9,932,200	9,932	-	-	3,962,948	-	3,972,880
Return of Common Stock for services	-	-	(300,000)	(300)	-	-	(59,700)	-	(60,000)
Issuance of Common Stock to Seller	-	-	500,000	500	-	-	149,500		150,000
Issuance of Common Stock for services	-	-	300,000	300	-	-	14,700	-	15,000
Issuance of Common Stock for payment of an accrued liability to an officer	-	-	1,700,000	1,700	-	-	83,300	-	85,000
Balance at December 31, 2007	-	$-	23,058,655	$23,059	-	-	$31,349,583	$(31,042,252)	$330,390

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	PREFERRED STOCK		COMMON STOCK		CLASS A COMMON STOCK		CAPITAL IN		TOTAL STOCKHOLDERS’
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	EXCESS OF PAR	ACCUMULATED DEFICIT	EQUITY (DEFICIT)

Balance at December 31, 2007	-	$-	23,058,655	$23,059	-	-	$31,349,583	$(31,042,252)	$330,390

Net Loss	-	-	-	-	-	-	-	(2,007,719)	(2,007,719)

Issuance of Common Stock for in connection with notes payable	-	-	25,000	25	-	-	2,225	-	2,250
Issuance of Common Stock for in connection with notes payable	-	-	75,000	75	-	-	2,925	-	3,000
Issuance of Common Stock for services	-	-	175,000	175	-	-	12,075	-	12,250
Balance at December 31, 2008	-	$-	23,333,655	$23,334	-	-	$31,366,808	$(33,049,971)	$(1,659,829)

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Cash Flows From Operating Activities:	2008	2007
Net Loss	$(2,007,719)	$(1,484,332)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	--	24,000
Depreciation	37,918	16,430
Amortization	831,200	608,606
Gain on sale of equipment	(2,500)	--
Stock issued for services	12,250	25,000
Stock issued to settle accrued compensation	--	85,000
Other adjustments	--	(50,000)
Stock issued for interest	--	195,427
Changes in operating assets and liabilities:
Accounts receivable	305,944	174,842
Inventories	84,551	38,794
Prepaid expense	4,773	63,880
Other current assets	10,395	1,062
Deposits	--	11,450
Accounts payable and accrued expenses	517,677	(863,732)
Accrued interest payable	80,890	(45,723)
Deferred revenue	(42,830)	(47,678)
Employment contracts payable	--	(6,939)
Net Cash Used in Operating Activities	(167,451)	(1,253,913)
Cash Flows From Investing Activities:
Acquisition of subsidiaries, net of cash acquired	--	(1,542,306)
Purchase of equipment	(19,830)	(53,161)
Proceeds from sale of fixed assets	26,300	--
Net Cash Provided by (Used in) Investing Activities	6,470	(1,595,467)
Cash Flows From Financing Activities:
Proceeds from issuance of Dutchess debentures	--	3,695,000
Payment of Dutchess debentures	(206,000)	(15,000)
Proceeds from issuance of notes payable	200,000	95,000
Proceeds from issuance of stock	--	46,128
Payment of seller note	(104,165)	(124,998)
Payment of promissory notes	(13,232)	(375,000)
Payment for return and retirement of stock	--	(10,000)
Payment of stockholder note payable	--	(113,239)
Net Cash Provided by (Used in ) Financing Activities	(123,397)	3,197,892
Net Change in Cash and Cash Equivalents	(284,378)	348,512
Beginning of the Year	350,110	1,598
End of the Year	$65,732	$350,110
Cash paid for:
Interest	$574,878	$274,330
Income Taxes	$19,004	$97
Non Cash Investing & Financing Activities:
Promissory note incurred upon acquisition of equipment	$80,430	$--
Accretion of preferred stock dividends	$--	$268,746
Conversion of convertible redeemable
preferred shares to common stock	$--	$3,972,880
Conversion of convertible debt to common stock	$--	$300,000
Deferred finance cost paid with note payable	$--	$355,000

See accompanying Notes to the Consolidated Financial Statements

Note 1.  Business and Basis of Presentation

A.	Nature of the Business

    Somerset International Group, Inc. (the “Company”) is in the business of acquiring profitable or near term profitable private small and medium sized businesses that provide proprietary security products and solutions for people and enterprises – from personal safety to information security – and maximizing the profitability of our acquired entities and to act as a holding company for such entities. On July 7, 2004, we entered into a Plan and Agreement of Merger with Secure Systems, Inc., a New Jersey corporation, which provides wireless security products and services marketed throughout the United States.

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

    Effective October 1, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which Somerset purchased all the shares of Fire Control Electrical Systems, Inc., a New Jersey corporation, ( “Fire Control”) from Vincent Bianco and Opie Brinson, being all of the shareholders of Fire Control.  Pursuant to the Agreement, Somerset acquired Fire Control, whereby Fire Control became a wholly owned subsidiary of Somerset.  Fire Control specializes in the distribution, sale, installation and maintenance of fire and security equipment and systems that include fire detection, video surveillance, and burglar alarm equipment.  The results of operations for the acquired entity will be included in consolidated statements of operations beginning October 1, 2007 (see Note 10).

Our executive office is located at 90 Washington Valley Road, Bedminster, New Jersey, 07921.  Customers are located primarily in the northeastern United States.

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

    In order to continue operations, the Company requires additional capital infusions to acquire or develop business opportunities.  Management continues to search out financing opportunities to finance its operations. If management is unsuccessful in this regard, they would seek to sell or dissolve the Company.  The Company had net losses for the years ended December 31, 2008 and 2007 of approximately $2,008,000 and $1,484,000, respectively, and had an accumulated deficit of approximately $33,050,000 and a stockholders’ deficit of approximately $1,660,000 as of December 31, 2008.  The Company also utilized net cash in operating activities of approximately $167,000 in 2008. In addition at December 31, 2008, the Company has a working capital deficit of approximately $2,979,000. The Company will require financing to fund its current operations and will require additional financing to acquire or develop other business opportunities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.  Significant Accounting Policies

A.	Cash and cash equivalents

   Cash and cash equivalents include cash on hand and in the bank, as well as all short-term securities held for the primary purpose of general liquidity.  Such securities normally mature within three months from the date of acquisition.

B.	Accounts Receivables

    Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivables are stated at the amount billed to the customer.  Interest is not billed or accrued.  Accounts receivables in excess of 90 days old are considered delinquent.  Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice.  The Company has an allowance for doubtful accounts of approximately $41,000 and $74,000 as of December 31, 2008 and 2007, respectively, based on its historical collectability.

C.	Property and Equipment

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

E.	Use of Estimates:

       The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures including the disclosure of contingent assets and liabilities.  Accordingly, actual results could differ from those estimates.  Such estimates include the fair value estimates related to the net tangible and identifiable assets of acquired companies and the estimated fair value of reporting units used when evaluating Goodwill for impairment.
F.	Income Taxes:

        Deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on the Company’s various income tax returns for the year reported. The Company’s deferred tax items are net operating loss carryforwards, other items, and related deferred tax assets and have been offset by a valuation allowance for the same amount.

G.	Fair Value of Financial Instruments:

        The carrying amounts of cash, accounts receivable, accounts payable, promissory notes payable, and stockholder note payable approximate fair value because of the terms of these financial instruments.

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

       Stock and warrants issued for employee compensation services have been determined based on the value of the instrument issued at date of issuance for such services.  In addition, during 2007 and 2008 the Company issued warrants as part of certain sales of common stock.  The value of these warrants has been included in additional paid in capital as part of the value of the overall stock sale.

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

The Company has three separate and distinct revenue streams – equipment sales, installation and maintenance.

The description of each stream is as follows:

•	Equipment:

The pricing for an equipment sale is generally established through a customer purchase order and is a separate stand-alone arrangement.  Revenue is recognized for equipment sales upon the delivery of the equipment, which is the date on which customer becomes responsible for the payment of the equipment.

•	Installation:

Installation services are a separate stand-alone arrangement consisting of final connections of the equipment and individual testing of the equipment pieces.  Such services occur after electrical work has been contracted and supervised by the customer, and completed by an outside third party.  Installation services, when performed by the Company, are separately negotiated with the customer, and are recognized upon completion of the service by the Company.

•	Maintenance:

These are separately priced contracts that are entered into with a customer typically after the installation services are performed.  Maintenance services are not bundled into any other service.  These maintenance services are recognized as revenues as the services are performed.  These services are billed at the end of the month after the service is provided or if provided through a contractual arrangement then pre-billed for the defined periods, i.e. quarterly, semi-annual, or annual. Deferred Revenue on the Company’s balance sheet represents amounts billed to customers for maintenance to be performed in future periods.

K.	Inventory:

         Inventory consists primarily of parts and work in process products held for sale. Inventory, at year end, is stated at the lower of cost or market, with cost being determined on a first in/first out basis.

L.	Loss Per Share:

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128), and utilizes guidance provided by SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted earnings per share are determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended December 31, 2008 and 2007, 3,859,314 and 3,047,514 of common stock equivalent shares were excluded from the computation of diluted net loss per share after considering ownership limitations of certain warrants and conversion features.

M.	Goodwill and Intangible Assets:

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards (“SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to software, customer lists, covenant not to compete and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally three to seven years.  As of December 31, 2008, no impairment charge was necessary.

        In accordance with SFAS No.142, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually or on an interim basis in certain circumstances as required. The Company measures impairment losses by comparing carrying value to fair value. The impairment test compares the carrying amount of the reporting unit to its fair value.  Discounted cash flows are utilized to determine the fair value of the assets being evaluated.  The impairment test in 2008 and 2007 supported the carrying value of goodwill, and as such, no write-down in the carrying value of goodwill was recorded.

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

Since these financial statements had no fair value measurements that would require fair value disclosure under this pronouncement, the adoption of this statement did not have a material impact on the Company's consolidated results of operations and financial condition.

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

In December 2007, the FASB revised Statement of Financial Accounting Standard No. 141 (SFAS 141R), “Business Combinations”, which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted before that date.  SFAS 141R requires assets and liabilities recorded in a business combination to be recorded at fair value and replaces the cost-allocation process under the prior standard.  In addition, SFAS 141R requires separate recognition of acquisition costs and requires recognition of contractual contingencies at fair value as of the acquisition date.  Further, the revised standard requires capitalization of research and development assets and requires fair value recognition of contingent consideration as of the acquisition date.   The Company is currently evaluating the potential impact of this pronouncement.

Note 4.  Inventory

Inventory consists of the following:

	2008	2007
Raw materials	$398,468	$467,457
Work in progress	81,188	95,250
Finished goods	8,500	10,000
Total	$488,156	$572,707

Note 5.  Property and Equipment

	2008	2007
Equipment	$309,034	$308,002
Furniture	97,203	97,173
Leasehold Improvements	69,108	69,108
Vehicles	428,354	442,638
Total	903,699	916,921
Accumulated Depreciation	(787,826)	(839,590)
Property and Equipment, net	$115,873	$77,331

 Note 6.  Promissory Notes Payable

The Company’s debt obligations are comprised of Dutchess notes payable issued in connection with the Company’s acquisitions of Vanwell and Meadowlands and their acquisition of Fire Control and other various notes payable.  The following is a summary of those obligations:

Various Notes Payable:
Outstanding balances on notes payable consist of the following at December 31:

	2008	2007
Note issued in January 2004 with interest at 12% per annum, convertible at $0.25 per share. Payment due date was extended to December 31, 2005.	$175,000	$175,000
Note issued in June 2004 with interest at 12% per annum, convertible at $0.25 per share. Payment due date was extended to December 31, 2005. [a]	100,000	100,000
Notes issued in March 2005, with interest at 15% per annum, convertible at $0.15 per share. Payment due date was extended to December 31, 2005.	74,000	74,000
Note issued in April 2005 with interest at 12% per annum, convertible at the lesser of $0.15 per share. Payment due date was extended to December 31, 2005. [b]	20,000	20,000

June 2007, interest bearing short term note issued to the sellers in connection Vanwell and Meadowlands acquisition, convertible into the Company’s common stock at $0.40 per share.	20,833	125,000
September 2007, non-interest bearing short term note issued to the sellers in connection Vanwell and Meadowlands acquisition.	355,000	355,000
Note issued in August 2008, with interest at 15% per annum, convertible at $.25 per share. Payment due date is March 2009.	50,000	--
Note issued in October 2008, with interest at 15% per annum, convertible at $.25 per share. Payment due date is April 2009.	150,000	--
10% stockholder note payable, with monthly payments of $17,928. Payments are in arrears.	388,528	388,528
Vehicle Loans	67,699	--
Total notes payable	1,401,060	1,237,528
Less Current Portion	1,360,561	1,116,109
Long Term Portion	$40,499	$121,419

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

Dutchess Notes Payable:

Dutchess notes payable consist of the following at December 31:

	2008	2007
June 2007 14% convertible note payable, as amended, with Dutchess Private Equities Fund, Ltd., with payments as described below, convertible at the lesser of $0.20 per share or 75% of the lowest closing bid price for the previous 10 business days [a]	$2,581,207	$2,685,000
November 2007 14% convertible note payable, as amended, with Dutchess Private Equities Fund, Ltd., with payments as described below, convertible at the lesser of $0.10 per share or 75% of the lowest closing bid price for the previous 10 business days [b]	1,295,200	1,350,000
Total Dutchess notes payable	3,876,407	4,035,000
Less Current Portion	1,023,000	461,000
Long Term Portion	$2,853,407	$3,574,000

[a]:  In connection with the June 2007 note, the Company issued, as amended, a 5-year warrant to purchase 7,000,000 shares of stock with an exercise price of $.05 per share. Deferred financing costs paid to Dutchess, amounting to $205,000 are amortizable over the life of the debt.  Due to limitations on conversion, debt discount related to the warrants and conversion feature is insignificant to these financial statements.

[b]:  In connection with the November 2007 note, the Company issued a 5-year warrant to purchase 5,000,000 shares of stock with an exercise price of $0.05 per share. Deferred financing costs paid to Dutchess, amounting to $150,000 are amortizable over the life of the debt.  Due to limitations on conversion, debt discount related to the warrants and conversion feature is insignificant to these financial statements.

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

2.	The Company warrants that no indebtedness of the Company is senior to the Debenture in right of payment, whether with respect to interest, damages or upon liquidation or dissolution or otherwise.

3.	As to the June Debenture, commencing on December 30, 2007, the Company agreed to make the following monthly amortizing payments:

•	December 30, 2007 – May 31, 2008 Fifteen thousand dollars ($15,000)/month
•	June 30, 2008 Thirty-five thousand dollars ($35,000)
•	July 31, 2008 Fifteen thousand dollars ($15,000)
•	August 31, 2008 – December 30, 2008 Two thousand dollars ($2,000)/month
•	January 31, 2009 – May 31, 2009 Forty-five thousand dollars ($45,000)/month
•	June 30, 2009 thereafter until the face amount is paid in full Seventy-five thousand dollars ($75,000)/month

4.	As to the November Debenture, commencing on December 30, 2007, the Company shall make the following monthly amortizing payments:

•	January 31, 2008 – July 31, 2008 Eight thousand dollars ($8,000)
•	August 31, 2008 – January 31, 2009 Three thousand dollars ($3,000)
•	February 28, 2009 – July 31, 2009 Twenty thousand dollars ($20,000)/month
•	August 31, 2009 – April 30, 2010 Thirty thousand dollars ($30,000)/month
•	May 31, 2010 thereafter until the face amount is paid in full Forty thousand dollars ($40,000)/month

As additional consideration for Dutchess to enter into this Amendment, the Company issued a warrant to Dutchess to purchase up to 900,000 shares of the Company’s common stock with an exercise price equal to par value.  Dutchess’s ownership of the Company’s shares is limited to 4.99% of shares issued and outstanding.   The fair value of these warrants is not material to these financial statements.  This warrant is not freely tradable by Dutchess.

Future principal maturities on the Dutchess notes payable approximate the following:

2009	$1,023,000
2010	1,293,000
2011	1,470,000
2012	90,400
$3,876,400

The Dutchess notes are securitized by the assets of the company.

Note 7.  Preferred Stock

The preferred stock of the Company has a par value of $.001 per share and 100,000,000 shares have been authorized to be issued. No shares of preferred stock were issued or outstanding at December 31, 2008 and 2007.

As of December 31, 2008 and 2007, no shares of Series A Redeemable Convertible Preferred Stock are issued and outstanding.  On September 28, 2007, in accordance with the terms of the Series A Preferred Stock, all of the holders of preferred stock converted such stock to common stock.

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

Note 8. Related Party Transactions

The balance of the stockholder note payable was $388,528 both at December 31, 2008 and 2007. The original stockholder note was partially repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including annual interest at 10% beginning March 1, 2006 and ending July 1, 2009.  Such payments are in arrears as of December 31, 2008.

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

Note 9.  Stockholders’ Equity (Deficit)

As of December 31, 2008, 200,000,000 shares of Common Stock are authorized, 23,333,655 shares of common stock issued and outstanding, and held by 414 shareholders. There are also 13,115,000 warrants issued and outstanding.  Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

The following is a summary of warrants outstanding at December 31, 2008:

Issue Date	Expiration Date	Number of Shares of Common Stock	Price	Basis for Warrant issuance
09/06/05	09/05/10	5,000	$0.20	Consulting Services
09/06/05	09/05/10	5,000	$0.18	Consulting Services
02/06/06	02/05/09	10,000	**	Stock Purchase Agreement
05/26/06	05/25/09	15,000	**	Stock Purchase Agreement
05/26/06	05/25/09	15,000	**	Stock Purchase Agreement
08/15/06	08/14/09	25,000	**	Stock Purchase Agreement
04/17/07	04/16/10	90,000	**	Stock Purchase Agreement
06/15/07	06/14/12	7,000,000	$0.05	Convertible Debenture
06/15/07	06/14/10	50,000	$0.12	Stock Purchase Agreement
11/14/07	11/13/12	5,000,000	$0.05	Convertible Debenture
09/08/08	09/07/13	900,000	$0.001	Amendment to Convertible Debenture
Total		13,115,000

**  The warrants are exercisable at $.30 if exercised within the twelve months from the date of the warrant; $.40 if exercised within 12 months to 24 months from the date of the warrant; and $.50 if exercised within 24 months to 36 months from the date of the warrant.

As of December 31, 2008, intrinsic value associated with outstanding warrants is not significant.

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

In addition, we also have Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. As of December 31, 2008, there are no shares of Class A common stock issued and outstanding. Both common stock and Class A common stock have the same voting rights.

The following is a summary of common stock issued by the Company during 2008 and 2007:

Date	Shares Issued [a]	Consideration	Amount
January 2007	50,000 at $0.20 per share	Consulting services	$10,000
March 2007	60,000 at $0.10 per share	Purchase – Unrestricted Shares	6,204
June 2007	84,700 at $0.19 per share	Purchase – Unrestricted Shares	15,924
June 2007	50,000 at $0.20 per share	Waiver for recent financing.	10,000
June 2007	666,666 at $.015 per share	Stock purchase agreement	100,000
June 2007	50,000 at $0.15 per share	Private Placement	7,500
June 2007	332,152 at $0.25 per share	Conversion of notes payable	83,038
June 2007	2,127,021 unrestricted shares at $0.15 per share	Conversion of notes payable	319,053
June 2007	572,240 unrestricted shares at $0.15 per share	Conversion of notes payable	85,836
October 2007	9,932,200 at $0.40 per share	Conversion of preferred stock	3,972,880
November 2007	500,000 at $0.30 per share	Stock purchase agreement	150,000
December 2007	1,700,000 at approximately $0.06 per share	Payment of accrued officer compensation	85,000
December 2007	300,000 at $0.05 per share	Consulting services	15,000
August 2008	25,000 at approximately $0.09 per share	Private Placement	2,250
October 2008	75,000 at approximately $0.04 per share	Private Placement	3,000
November 2008	175,000 at approximately $0.07 per share	Consulting services	$12,250

Note 10.  Acquisition Agreements

On June 30, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which Secure, our wholly owned subsidiary, purchased all the shares of Meadowlands Fire, Safety, and Electrical Supply Co., Inc., a New Jersey corporation, and Vanwell Electronics, Inc., a New Jersey corporation (collectively “Meadowlands”) from Keith Kesheneff and Kathryn Kesheneff, being all of the shareholders of Meadowlands.  Pursuant to the Agreement, Secure acquired Meadowlands whereby Meadowlands became a wholly owned subsidiary of Secure.  Meadowlands specializes in the distribution, sale, installation and maintenance of fire and security equipment and systems that include fire detection, video surveillance, and burglar alarm equipment.  The results of operations for the acquired entity were included in consolidated statements of operations beginning July 1, 2007.

             The allocation of the total purchase price of Meadowlands Fire, Safety, and Electrical Supply Co., Inc., and Vanwell Electronics, Inc.’s net tangible and identifiable assets was based on their estimated fair value as of June 30, 2007. The total purchase price of $1,955,000 has been allocated as follows:

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

The allocation of the total purchase price of Fire Control net tangible and identifiable assets was based on their estimated fair value as of September 30, 2007. The total purchase price of $500,000 has been allocated as follows:

Customer list	$600,000
Distribution agreement	92,405
Cash	56,694
Accounts Receivable, net	281,147
Inventory	133,819
Prepaid Expenses	22,925
Deposits	2,925
Fixed Assets	26,368
Other Assets	12,346
Accrued Expenses	(182,978)
Deferred Revenue	(215,295)
Other liabilities	(330,356)
$500,000

The $500,000 purchase price was paid as follows:

Cash	$$350,000
Common stock	150,000
$$500,000

Amortization related to the customer list and distribution agreement is approximately $176,000 per year for the next 4 years.

Note 11.  Intangibles and Goodwill

Following is a summary of intangibles subject to amortization at December 31, 2008:

Intangibles subject to amortization:	Gross Amount	Accumulated Amortization	Net
Customer Lists	$2,805,700	$1,186,515	$1,619,185
Covenants not to Compete	195,226	195,226	--
Distribution Agreements	165,505	112,577	52,928
Software	214,600	214,600	--
	$3,381,031	$1,708,918	$1,672,113

Amortization expense related to these assets for 2008 and 2007 was approximately $731,700 and $504,000 respectively.  Estimated amortization expense for each of the ensuing years through December 31, 2012 is, approximately, $648,000, $595,000, $406,000, and $23,000.

The following table summarizes the activity in goodwill for 2007 and 2006:

Beginning balance 1/1/2007, net	$2,200,355
2007 activity	0
Ending balance 12/31/2007, net	$2,200,355
2008 activity	0
Ending balance 12/31/2008, net	$2,200,355

The Company’s annual impairment test indicated that no impairment had occurred in 2008 and 2007 relating to the Secure reporting unit.

Note 12.  Commitments and Contingencies

The Company has entered into an employment agreement with the President and CEO that became effective January 6, 2004. The employment agreement has a term of five years. In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year’s salary.  On August 29, 2008, the Board of Directors, with the approval of a majority of the shareholders of the Company entered into an amendment to extend the employment agreement dated January 6, 2004 for an additional 3 years from January 6, 2009.  On January 6, 2009, the President and CEO signed an additional agreement, in which he agreed to permanently waive the fiscal 2009 salary increase provided for in his employment agreement. The additional agreement is for the period of January 6, 2009 though January 5, 2010.  The President and CEO’s compensation for the year ended December 31, 2008 was $366,000.

Secure leases its facility on a year to year basis at a monthly rent of $4,821.

Meadowlands leased its facility through a three year lease that terminated on February 28, 2009, at a monthly rent of $3,450.  Effective March 1, 2009, it relocated its facilities to those occupied by Fire Control.

Fire Control leases its facility through a three year lease that expires December 31, 2010 at a monthly rent of $4,800.

In the normal course of business, the Company is subject to various proceedings and claims, the resolution of which will not, in management's opinion, have a material adverse affect on the Company's financial position or results of operations.
Note 13.  Income Taxes:

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision for income taxes is as follows for the year ended December 31:

	2008	2007
Tax Benefit at U.S. statutory rate	$(485,000)	$(305,000)
Non Deductible Expenses	--	--
Change in valuation allowance	485,000	305,000
Provision for income taxes	$--	$--

Federal net operating loss carryforwards	$1,805 ,000	$1,320,000
State net operating loss carryforwards	394,000	287,000
Other	79,000	79,000
Valuation allowance	(2,278,000)	(1,686,000)
Net deferred tax asset	$--	$--

The Company has federal and state net operating loss carry forwards of approximately $7,300,000 and $5,327,000, respectively.  Such carryforwards expire at various times through 2028 and may be limited due to ownership changes.  Such losses are limited to due to a change in control.

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

Note 15.  Subsequent Events

 In January 2009, the Company entered into a convertible promissory note with an accredited investor for $30,000 with a conversion rate of $.25 per share. In accordance with the note the Company issued the investor 15,000 shares of the Company’s common stock.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.