Form 10-Q
period 2009-03-31
SOMERSET INTERNATIONAL GROUP,INC.
filed 2009-05-15
CIK 350524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2009

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
Yes ☒  No ☐
(See Note 1B – Basis of Presentation in Notes To Financial Statements)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐        No ☐

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

As of May 15, 2009, there were 23,348,655 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q
(See Note 1B – Basis of Presentation)
March 31, 2009

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(SEE NOTE 1B – BASIS OF PRESENTATION)
MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$94,376	$65,732
Accounts receivable, net	658,934	645,233
Inventories	525,499	488,156
Prepaid expenses	59,209	4,209
Other current asset	10,444	10,444
Total Current Assets	1,348,462	1,213,774

Property and equipment, net	107,468	115,873

Other Assets:
Deposits	9,825	9,825
Deferred financing costs, net	190,423	215,000
Customer lists, net	1,470,498	1,619,185
Distribution agreements, net	32,242	52,928
Goodwill	2,200,355	2,200,355
Total other assets	3,903,343	4,097,293

TOTAL ASSETS	$5,359,273	$5,426,940

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,541,148	$1,264,356
Promissory notes payable - current	1,433,757	1,360,561
Dutchess promissory notes payable - current	1,160,000	1,023,000
Accrued interest payable	421,233	276,865
Deferred revenue	218,798	268,081
Total Current Liabilities	4,774,936	4,192,863

Dutchess promissory notes payable – non-current	2,710,600	2,853,407
Promissory notes – non-current	40,503	40,499
TOTAL LIABILITIES	7,526,039	7,086,769

Stockholders’ Equity (Deficit):
Common Stock, 200,000,000 shares authorized, $.001 par value, 23,348,655 and 23,333,655 shares issued and outstanding in 2009 and 2008, respectively	23,348	23,334
Capital in excess of par value	31,367,243	31,366,808
Accumulated deficit	(33,557,357)	(33,049,971)
Total stockholders’ equity (deficit)	(2,166,766)	(1,659,829)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT )	$5,359,273	$5,426,940

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
(SEE NOTE 1B – BASIS OF PRESENTATION)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ending March 31,
	2009	2008
Revenues
Equipment sales	$437,350	$503,842
Installation revenues	222,943	364,908
Maintenance revenues	427,558	382,706
Total revenues	1,087,851	1,251,456

Costs of goods sold
Material cost of systems sold	244,461	355,397
Install and service costs	159,000	239,723
Engineering and development	29,839	35,950
Total costs of goods sold	462,386	631,070

Gross margin	625,465	620,386

Selling, general, and administrative expenses
Selling, general and administrative expense	768,470	936,111
Depreciation expense	10,859	6,602
Amortization expense	193,955	197,969
Total selling, general, and administrative expenses	973,284	1,140,682

Loss from operations	(347,819)	(520,296)

Other Income (Expense)
Interest (expense)	(155,981)	(166,407)
Other (expense)	--	(500)
Total other income (expense)	(155,981)	(166,907)

Loss before income taxes	(503,800)	(687,203)

Provision for (benefit from) income taxes	3,584	270

Net Loss	(507,385)	(687,473)

Net loss attributable to common stockholders	$(507,385)	$(687,473)

Basic and diluted net loss per common share	$(0.02)	$(0.03)

Weighted average number of common shares	23,348,322	23,058,655

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
(SEE NOTE 1B – BASIS OF PRESENTATION)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
Cash Flows From Operating Activities:
Net (Loss)	$(507,385)	$(687,473)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	10,859	6,602
Amortization	193,955	197,969

Changes in operating assets and liabilities:
Accounts receivable	(13,701)	86,404
Inventories	(37,343)	32,885
Other current assets	--	20,838
Accounts payable and accrued expenses	276,786	212,452
Prepaid expense	(55,000)	5,860
Deposits	--	(9,555)
Accrued interest payable	144,817	36,208
Deferred revenue	(49,283)	(14,557)
Net Cash Provided (Used) by Operating Activities	(36,295)	(112,367)

Cash Flows From Investing Activities:
Purchase of equipment	(2,454)	(2,434)
Net Cash Used by Investing Activities	(2,454)	(2,434)

Cash Flows From Financing Activities:
Payment of Dutchess debenture	--	(61,000)
Proceeds from issuance of promissory notes	80,000	--
Payment of promissory notes payable	(12,607)	(62,499)
Net Cash Provided (Used) by Financing Activities	67,393	(123,499)

Net Change in Cash and cash equivalents	28,644	(283,300)
Cash at Beginning of the Period	65,732	350,110
Cash and cash equivalents at End of the Period	$94,376	$111,810

Cash paid for interest	$17,214	$128,830
Cash paid for taxes	$3,584	$270

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

B.           Basis of Presentation

The unaudited consolidated financial statements included herein have not been reviewed by the Company’s independent registered public accounting firm. Therefore, these financial statements have not been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Also, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of March 31, 2009 reflects all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of March 31, 2009 and the results of its consolidated operations and its consolidated cash flows for the periods ended March 31, 2009 and 2008.
The Unaudited Consolidated Statements of Operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of results for the full year.

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2008 as included in the Company’s Form 10-K filed with the Commission on March 31, 2009.
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

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivables are stated at the amount billed to the customer. Interest is not billed or accrued. Accounts receivables in excess of 90 days old are considered delinquent. Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice. The Company has an allowance for doubtful accounts of approximately $41,000 as of March 31, 2009 and December 31, 2008, respectively, based on its historical collectability.

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

H.	Reclassifications:

Certain reclassifications were made to the 2008 financial statements in order to conform to the 2009 financial statement presentation. Such reclassifications had no effect on the prior reported net loss.

I.     Principles of Consolidation:

The consolidated financial statements include the operations of Somerset International Group, Inc., its wholly owned subsidiaries Fire Control Security Systems, Inc. and Secure System, Inc., and Secure System Inc.’s wholly owned subsidiaries Meadowlands Electronics Inc., and Vanwell Electronics Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

J.     Stock Based Compensation and Stock Sales:
Stock and warrants issued for employee compensation services have been determined based on the value of the instrument issued at date of issuance for such services. In addition, during 2009 and 2008 the Company issued warrants as part of certain debt financings and sales of common stock. The value of these warrants has been included in additional paid in capital as part of the value of the overall stock sale.

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

In accordance with APB 28, one of the Company’s subsidiaries uses estimated gross profit rates to determine cost of goods sold during interim periods. This is different from the method used at annual inventory dates. The other subsidiaries perform physical inventory counts when calculating quarter-end values. Historically this has not resulted in any material adjustment to the cost of goods sold.

M.            Loss Per Share:

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128), and utilizes guidance provided by SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted earnings per share are determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended March 31, 2009 and 2008, 4,234,753 and 3,047,514 of common stock equivalent shares, respectively, were excluded from the computation of diluted net loss per share after considering ownership limitations of certain warrants and conversion features.

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

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Early application is encouraged. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. In addition, the standard requires tabular disclosure of fair value of derivative instruments and their gains and loss, requires disclosure regarding credit risk related contingent features of the Company’s derivative instruments and requires cross referencing within the footnote disclosures regarding information about derivative instruments. The Company concluded that this pronouncement did not have a significant impact on its financial condition or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (SFAS 160), “Non-Controlling Interests in Consolidated Financial Statements, An Amendment of Accounting Research Bulletin No. 51”, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early application is not permitted before that date.  SFAS 160 changes the terminology of minority interests, which will now be known as non-controlling interest and requires that non-controlling interests be clearly identified within stockholders’ equity as a separate component from the parent company’s equity and net income or loss attributable to non-controlling interests be clearly identified and presented on the face of the consolidated statement of operations.  In addition, the standard requires adequate disclosure between interests of the parent company and interests of the non-controlling equity holders.   This pronouncement did not have a significant impact on its financial condition or results of operations.

In December 2007, the FASB revised Statement of Financial Accounting Standard No. 141 (SFAS 141R), “Business Combinations”, which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted before that date.  SFAS 141R requires assets and liabilities recorded in a business combination to be recorded at fair value and replaces the cost-allocation process under the prior standard.  In addition, SFAS 141R requires separate recognition of acquisition costs and requires recognition of contractual contingencies at fair value as of the acquisition date.  Further, the revised standard requires capitalization of research and development assets and requires fair value recognition of contingent consideration as of the acquisition date.   The Company had no business combinations and therefore there has been no impact related to this pronouncement.

Note 4.  Commitments and Contingencies

The Company has entered into an employment agreement with the President and CEO that became effective January 6, 2004. The employment agreement had a term of five years. In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year’s salary.  On August 29, 2008, the Board of Directors, with the approval of a majority of the shareholders of the Company entered into an amendment to extend the employment agreement dated January 6, 2004 for an additional 3 years from January 6, 2009.  On January 6, 2009, the President and CEO signed an additional agreement, in which he agreed to permanently waive the fiscal 2009 salary increase provided for in his employment agreement. The additional agreement is for the period of January 6, 2009 though January 5, 2010.

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

Note 5.  Unregistered Sale of Equity Securities

In January 2009, the Company entered into a convertible promissory note with an accredited investor for $30,000 bearing an interest rate of 15% per annum and with a conversion rate of $.25 per share. In accordance with the note the Company issued the investor 15,000 shares of the Company’s common stock valued at $450.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

In January 2009, the Company entered into a convertible promissory note with an accredited investor for $50,000 bearing interest of 15% per annum and with a conversion rate of $.25 per share. In accordance with the note the Company issued the investor a warrant to purchase 25,000 shares of the Company’s common stock which is exercisable at $.001 per share.

The debt discount related to the conversion feature and warrants associated with these convertible promissory notes are insignificant to these financial statements.

Note 6.  Dutchess Debentures
.
Payments due during the first quarter of 2009 under the terms of the Dutchess Debentures are in arrears.

Note 7.  Equity Incentive Plan

On August 29, 2008, the Board of Directors, with the approval of a majority of the shareholders of the Company, adopted the 2008 Equity Incentive Plan (the “Plan”) which will be administered by a compensation committee (the “Committee”) appointed by the Board.

On April 2, 2009, in accordance with the Plan, two employees were issued a total of 175,000 shares under the Plan.  The shares vest over three years, have an exercise period of seven years, and were issued at an exercise price of $0.015 per share.

Note 8. Subsequent Events

See Note 7 above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(SEE NOTE 1B – BASIS OF PRESENTATION)

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

There are 13,130,000 warrants for common stock issued and outstanding.  At March 31, 2009, fair value associated with the outstanding warrants is not significant.  The holders of the majority of such warrants are subject to ownership limitations and the warrants are not freely transferable.

Results of Operations

Revenues

Revenues of $1,087,851 for the three months ended March 31, 2009 decreased by $163,605 over revenues of $1,251,456 for the three months ended March 31, 2008.  This was primarily attributable to a decrease in revenues at Meadowlands of $86,641 and Secure of $71,151 for the three months ended March 31, 2009 versus the same periods in 2008.   Equipment Sales and Installation revenues decreased by $208,457 offset by an increase in Maintenance revenues of $44,852 the three months ended March 31, 2009 versus the same periods in 2008.

 Costs of Goods Sold

Costs of Goods Sold of $462,386 for the three months ended March 31, 2009 decreased by $168,684 over Cost of Goods Sold of $631,070 for the three months ended March 31, 2008. This was primarily attributable to a decrease in cost of systems sold of $110,936 as well as a decrease in the installation and service costs of $80,723.

Gross Margin

Gross Margin of $625,465 for the three months ended March 31, 2009 increased by $5,079 over Gross Margin of $620,386 for the three ended March 31, 2008. This was a direct result of the decreases in Revenues and the Cost of Goods Sold described above.

Selling, General, and Administrative Expenses (“SG&A”)

SG&A expenses of $768,470 for the three months ended March 31, 2009 decreased by $167,641 over SG&A expenses of $936,111 for the three months ended March 31, 2008. This was primarily attributable to decreases in the expense categories of Investor Relations - $35,916, Outside Services - $52,335, Payroll Taxes - $24,048, Insurance - $23,714, Rent - $10,626 and Commissions - $17,350.

Other Expense

Other Expense of $155,981 for the three months ended March 31, 2009 decreased by $10,926 over Other Expense of $166,907 for the three months ended March 31, 2008. This is primarily attributable to the interest expense on the Dutchess convertible debentures issued in June 2007 and November 2007.

Net (Loss)

Net Loss attributable to common stockholders of $507,934 for the three months ended March 31, 2009 decreased by $180,088 over the Net Loss of $687,473 for the three months ended March 31, 2008. This was a direct result of the increase in Gross Margin described above and the decreases in the Selling, General, and Administrative expenses and Other Expense described above.

Liquidity and Capital Resources:

            We are currently financing our operations primarily through cash generated by financing activities in the form of promissory notes, convertible debentures, and equity investments. We financed our business acquisitions through the issuance of redeemable preferred stock, cash generated from promissory notes, and convertible debentures.

We completed the Secure merger by obtaining a short term bridge financing of $504,000. Pursuant to the terms of the offering, we had a minimum raise of $500,000 and a maximum raise of $700,000. As of March 11, 2005, we raised the minimum of $500,000 and these proceeds were distributed to Secure as part of that transaction. Each of the investors in this financing received nine (6) month notes with a twelve (12%) percent annual interest rate. For each dollar invested, an investor received a note for a dollar repayable in full nine months from the date of the note and one share of our common stock. In addition, the notes are convertible, at the option of the holder, into shares of common stock at the price of $0.25 per share.  Consequentially, we issued a total of 504,000 shares to these investors. Such notes were due and payable September 11, 2005. We had requested a ninety day extension on such notes and we received approval from all of the noteholders. Although the ninety day extension had passed as of March 28, 2006, none of the noteholders has declared a default and we intend to repay any unconverted notes through the proceeds of additional financings.  As of March 31, 2007, $430,000 of principal amount and all related accrued interest to date has been retired through cash payments due of $180,000 and the balance converted to common stock in accordance with the terms of the private placement.

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

At March 31, 2009, the Company had negative working capital of approximately $3,426,000.

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

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  Early application is encouraged.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  In addition, the standard requires tabular disclosure of fair value of derivative instruments and their gains and loss, requires disclosure regarding credit risk related contingent features of the Company’s derivative instruments and requires cross referencing within the footnote disclosures regarding information about derivative instruments.   The Company concluded that this pronouncement did not have a significant impact on its financial condition or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (SFAS 160), “Non-Controlling Interests in Consolidated Financial Statements, An Amendment of Accounting Research Bulletin No. 51”, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early application is not permitted before that date.  SFAS 160 changes the terminology of minority interests, which will now be known as non-controlling interest and requires that non-controlling interests be clearly identified within stockholders’ equity as a separate component from the parent company’s equity and net income or loss attributable to non-controlling interests be clearly identified and presented on the face of the consolidated statement of operations.  In addition, the standard requires adequate disclosure between interests of the parent company and interests of the non-controlling equity holders.   This pronouncement did not have a significant impact on its financial condition or results of operations.

In December 2007, the FASB revised Statement of Financial Accounting Standard No. 141 (SFAS 141R), “Business Combinations”, which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted before that date.  SFAS 141R requires assets and liabilities recorded in a business combination to be recorded at fair value and replaces the cost-allocation process under the prior standard.  In addition, SFAS 141R requires separate recognition of acquisition costs and requires recognition of contractual contingencies at fair value as of the acquisition date.  Further, the revised standard requires capitalization of research and development assets and requires fair value recognition of contingent consideration as of the acquisition date.   The Company had no business combinations and therefore there has been no impact related to this pronouncement.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.

Controls and Procedures

The Company's management evaluated, with the participation of its President, the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the SEC Act of 1934) as of March 31, 2009. Based on such evaluation, the President of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is not operating in an effective manner.

As reported in the Company’s Form 10-K for the year ended December 31, 2008, the Company performed an assessment of the effectiveness of its controls and procedures and disclosed several material weaknesses related to that assessment.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

In January 2009, the Company entered into a convertible promissory note with an accredited investor for $50,000 with a conversion rate of $.25 per share. In accordance with the note the Company issued the investor a warrant to purchase 25,000 shares of the Company’s common stock at $0.001 per share.

Item 3.  Defaults Upon Senior Securities

There have been no notices of default provided to the Company, except as described in Item 1 above.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6. Exhibits.

(a)           Exhibits:

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

(b)           Reports on Form 8K:

On January 2, 2009, the Company filed an 8K pursuant to:
Item 3.02: Unregistered Sales of Equity Securities

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)
Date: May 15, 2009	By:	/s/ John X. Adiletta
John X. Adiletta,
Chief Executive Officer
Chief Financial Officer