Form 10-Q/A
period 2009-03-31
SOMERSET INTERNATIONAL GROUP,INC.
filed 2009-05-18
CIK 350524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-Q

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

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)
Date: May 18, 2009	By:	/s/ John X. Adiletta
John X. Adiletta,
Chief Executive Officer
Chief Financial Officer