Form 10-Q
period 2009-06-30
SOMERSET INTERNATIONAL GROUP,INC.
filed 2009-08-14
CIK 350524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2009

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

As of August 14, 2009, there were 23,348,655 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q
(See Note 1B – Basis of Presentation)
June 30, 2009

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(SEE NOTE 1B – BASIS OF PRESENTATION)
JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,453	$65,732
Accounts receivable, net	649,189	645,233
Inventories	570,318	488,156
Prepaid expenses	59,209	4,209
Other current asset	9,990	10,444
Total Current Assets	1,325,159	1,213,774

Property and equipment, net	96,609	115,873

Other Assets:
Deposits	9,825	9,825
Deferred financing costs, net	165,840	215,000
Customer lists, net	1,321,811	1,619,185
Distribution agreements, net	11,556	52,928
Goodwill	2,200,355	2,200,355
Total other assets	3,709,387	4,097,293

TOTAL ASSETS	$5,131,155	$5,426,940

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,509,907	$1,264,356
Promissory notes payable - current	1,413,362	1,360,561
Dutchess promissory notes payable - current	3,870,600	1,023,000
Accrued interest payable	559,264	276,865
Deferred revenue	288,626	268,081
Total Current Liabilities	7,641,759	4,192,863

Dutchess promissory notes payable – non-current	--	2,853,407
Promissory notes – non-current	33,711	40,499
TOTAL LIABILITIES	7,675,470	7,086,769

Stockholders’ (Deficit):
Common Stock, 200,000,000 shares authorized, $.001 par value, 23,348,655 and 23,333,655 shares issued and outstanding in 2009 and 2008, respectively	23,348	23,334
Capital in excess of par value	31,367,243	31,366,808
Accumulated deficit	(33,934,906)	(33,049,971)
Total stockholders’ (deficit)	(2,544,315)	(1,659,829)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT )	$5,131,155	$5,426,940

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
(SEE NOTE 1B – BASIS OF PRESENTATION)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Three Months Ending June 30,		Six Months Ending June 30,
	2009	2008	2009	2008

Equipment sales	$319,487	$365,015	$756,937	$809,319
Installation and service revenues	290,888	550,901	513,831	631,534
Contract revenues	405,690	357,561	833,248	1,084,080
Total revenues	1,016,065	1,273,477	2,104,016	2,524,933

Costs of goods sold
Material cost of systems sold	201,561	348,892	467,502	704,289
Install and service costs	141,334	233,826	300,334	473,549
Engineering and development	30,962	35,576	60,801	71,526
Total costs of goods sold	373,857	618,294	827,637	1,249,364

Gross margin	642,208	655,183	1,275,379	1,275,569

Selling, general, and administrative expenses
Selling, general and administrative expense	620,468	757,760	1,396,544	1,693,873
Depreciation expense	10,859	8,444	21,718	15,046
Amortization expense	193,955	185,224	387,910	383,193
Total selling, general, and administrative expenses	825,282	951,428	1,806,172	2,092,112

Loss from operations	(183,074)	(296,245)	(530,793)	(816,543)

Other Income (Expense)
Interest (expense)	(193,724)	(119,125)	(349,705)	(285,532)
Other (expense)	18	--	18	(500)
Total other income (expense)	(193,706)	(119,125)	(349,687)	(286,032)

Loss before income taxes	(376,780)	(415,377)	(880,480)	(1,102,575)

Provision for (benefit from) income taxes	870	(11)	4,455	259

Net Loss	$(377,650)	$(415,366)	$(884,935)	$(1,102,834)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.05)

Weighted Average Number of Common Shares	23,348,655	23,058,655	23,348,489	23,058,655

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
(SEE NOTE 1B – BASIS OF PRESENTATION)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
Cash Flows From Operating Activities:
Net (Loss)	$(884,935)	$(1,102,834)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	21,718	15,046
Amortization	387,910	383,193

Changes in operating assets and liabilities:
Accounts receivable	(3,956)	104,110
Inventories	(82,162)	39,556
Other current assets	454	20,838
Accounts payable and accrued expenses	245,545	496,448
Prepaid expense	(55,000)	3,568
Deposits	--	(9,554)
Accrued interest payable	282,399	45,922
Deferred revenue	20,545	(6,556)
Net Cash Provided (Used) by Operating Activities	(67,482)	(10,263)

Cash Flows From Investing Activities:
Purchase of equipment	(2,454)	(2,971)
Net Cash Used by Investing Activities	(2,454)	(2,971)

Cash Flows From Financing Activities:
Payment of Dutchess debenture	--	(158,000)
Proceeds from issuance stock	450	--
Proceeds from issuance of promissory notes	80,000	--
Payment of promissory notes payable	(37,793)	(104,165)
Net Cash Provided (Used) by Financing Activities	40,657	(262,165)

Net Change in Cash and cash equivalents	(29,279)	(275,399)
Cash and cash equivalents at Beginning of the Period	$65,732	$350,110
Cash and cash equivalents at End of the Period	$36,453	$74,711

Cash paid for interest	$72,874	$239,148
Cash paid for taxes	$4,455	$259

Non Cash Investing & Financing Activities:
Promissory note obligation incurred upon acquisition of equipment	$--	$61,187

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

B.            Basis of Presentation

The unaudited consolidated financial statements included herein have not been reviewed by the Company’s independent registered public accounting firm.  Therefore, these financial statements have not been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Also, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of June 30, 2009 reflects all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of June 30, 2009 and the results of its consolidated operations and its consolidated cash flows for the periods ended June 30, 2009 and 2008.

The Unaudited Consolidated Statements of Operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of results for the full year.

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

B.            Accounts Receivables

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivables are stated at the amount billed to the customer.  Interest is not billed or accrued.  Accounts receivables in excess of 90 days old are considered delinquent.  Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice.  The Company has an allowance for doubtful accounts of approximately $36,000 and $41,000 as of June 30, 2009 and December 31, 2008, respectively, based on its historical collectability.

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

M.           Loss Per Share:

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128), and utilizes guidance provided by SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted earnings per share are determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended June 30, 2009 and 2008, 4,234,753 and 3,018,146 of common stock equivalent shares, respectively, were excluded from the computation of diluted net loss per share after considering ownership limitations of certain warrants and conversion features.

N.           Goodwill and Intangible Assets:

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards (“SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to software, customer lists, covenant not to compete and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally three to seven years.  As of June 30, 2009, no impairment charge was necessary.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated.  SFAS No. 165 is effective for interim and annual periods after June 15, 2009. The Company adopted SFAS No. 165 for the quarter ended June 30, 2009, and have evaluated subsequent events through August 14, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of the FASB Statement No. 162.” (“SFAS No. 168”). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard is not expected to have a material impact on our consolidated financial position and result of operations.

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

Note 5.  Unregistered Sale of Equity Securities

In January 2009, the Company entered into a convertible promissory note with an accredited investor for $30,000 bearing an interest rate of 15% per annum and with a conversion rate of $.25 per share. In accordance with the note the Company issued the investor 15,000 shares of the Company’s common stock valued at $450.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.  This note was due July 1, 2009.

In January 2009, the Company entered into a convertible promissory note with an accredited investor for $50,000 bearing interest of 15% per annum and with a conversion rate of $.25 per share. In accordance with the note the Company issued the investor a warrant to purchase 25,000 shares of the Company’s common stock which is exercisable at $.001 per share.  This note was due April 26, 2009.

The debt discount related to the conversion feature and warrants associated with these convertible promissory notes are insignificant to these financial statements.

Note 6.  Dutchess Debentures

Substantially all principal payments due under the terms of the Dutchess Debentures during 2009 are in arrears.  Partial payments of interest on these debentures have been made during 2009.

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

There are 13,100,000 warrants for common stock issued and outstanding.  At June 30, 2009, fair value associated with the outstanding warrants is not significant.  The holders of the majority of such warrants are subject to ownership limitations and the warrants are not freely transferable.  Common stock equivalents are reflected net of such limitiations.

Results of Operations

Revenues

Revenues of $1,016,065 and $2,104,016, for the three and six months ended June 30, 2009, respectively, decreased by $257,412 and $420,917 over revenues of $1,273,477 and $2,524,933 for the three and six months ended June 30, 2008.  This was primarily attributable to a decrease in revenues at Meadowlands of $190,109 and $201,793 and Secure of $89,424 and $160,575, respectively, for the three months and six months ended June 30, 2009 versus the same periods in 2008.   Equipment Sales and Installation revenues decreased by $305,541 and $170,085, respectively, for the three months and six months ended June 30, 2009 versus the same periods in 2008, and Maintenance revenues increased $48,129 and decreased by $250,832, respectively, the three months and six months ended June 30, 2009 versus the same periods in 2008.

 Costs of Goods Sold

Costs of Goods Sold of $373,857 and $827,637 for the three and six months ended June 30, 2009, respectively, decreased by $244,437 and $421,727 over Cost of Goods Sold of $618,294 and $1,249,364 for the three and six months ended June 30, 2008. This was primarily attributable to a decrease in cost of systems sold of $147,331 and $258,267, respectively, as well as a decrease in the installation and service costs of $92,492 and $173,215, respectively, for the three and six months ended June 30, 2009 and 2008.

Gross Margin

Gross Margin of $642,208 and $1,275,379, respectively, for the three and six months ended June 30, 2009 decreased by $12,975 and $190 over Gross Margin of $655,183 and $1,275,569, respectively, for the three and six months ended June 30, 2008. This was a direct result of the decreases in Revenues and the Cost of Goods Sold described above.

Selling, General, and Administrative Expenses (“SG&A”)

SG&A expenses of $620,468 and $1,396,544 for the three and six months ended June 30, 2009, respectively, decreased by $137,292 and $297,327, respectively, over SG&A expenses of $757,760 and $1,693,871 for the three and six months ended June 30, 2008. This was primarily attributable to decrease in Payroll of $63,010 and $421,416, respectively, for the three and six months ended June 30, 2009.

Other Income (Expense)

Other Expense of $193,705 and $349,687 for the three and six months ended June 30, 2009 increased by $74,580 and $63,655, respectively, over Other Expense of $119,125 and $286,032 for the three and six months ended June 30, 2008. This is primarily attributable to the interest expense on the Dutchess convertible debentures issued in June 2007 and November 2007.

Net (Loss)

Net Loss attributable to common stockholders of $377,650 and $884,935 for the three and six months ended June 30, 2009 decreased by $37,716 and $217,899, respectively, over the Net Loss of $415,366 and $1,102,834 for the three and six months ended June 30, 2008. This was a direct result of the decrease in Gross Margin described above and the decreases in the Selling, General, and Administrative expenses described above.

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

At June 30, 2009, the Company had negative working capital of approximately $6,317,000.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated.  SFAS No. 165 is effective for interim and annual periods after June 15, 2009. The Company adopted SFAS No. 165 for the quarter ended June 30, 2009, and have evaluated subsequent events through August 14, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of the FASB Statement No. 162.” (“SFAS No. 168”). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard is not expected to have a material impact on our consolidated financial position and result of operations.

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

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)

Date: August 14, 2009	By:	/s/ John X. Adiletta
John X. Adiletta,
Chief Executive Officer
Chief Financial Officer