Form 10-Q
period 2009-09-30
SOMERSET INTERNATIONAL GROUP,INC.
filed 2009-11-16
CIK 350524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

As of November 16, 2009, there were 23,348,655 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q
(See Note 1B – Basis of Presentation)
September 30, 2009

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(SEE NOTE 1B – BASIS OF PRESENTATION)
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,911	$65,732
Accounts receivable, net	533,389	645,233
Inventories	705,806	488,156
Prepaid expenses	79,386	4,209
Other current asset	10,365	10,444
Total Current Assets	1,345,857	1,213,774

Property and equipment, net	87,188	115,873

Other Assets:
Deposits	7,119	9,825
Deferred financing costs, net	141,259	215,000
Customer lists, net	1,173,088	1,619,185
Distribution agreements, net	--	52,928
Goodwill	2,200,355	2,200,355
Total other assets	3,521,821	4,097,293

TOTAL ASSETS	$4,954,866	$5,426,940

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,622,866	$1,264,356
Promissory notes payable - current	1,433,751	1,360,561
Dutchess promissory notes payable - current	3,870,600	1,023,000
Accrued interest payable	697,827	276,865
Deferred revenue	213,899	268,081
Total Current Liabilities	7,838,943	4,192,863

Dutchess promissory notes payable – non-current	--	2,853,407
Promissory notes – non-current	26,913	40,499
TOTAL LIABILITIES	7,865,856	7,086,769

Stockholders’ (Deficit):
Common Stock, 200,000,000 shares authorized, $.001 par value, 23,348,655 and 23,333,655 shares issued and outstanding in 2009 and 2008, respectively	23,348	23,334
Capital in excess of par value	31,367,243	31,366,808
Accumulated deficit	(34,301,581)	(33,049,971)
Total stockholders’ (deficit)	(2,910,990)	(1,659,829)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT )	$4,954,866	$5,426,940

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
(SEE NOTE 1B – BASIS OF PRESENTATION)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three Months Ending September 30,		Nine Months Ending September 30,
	2009	2008	2009	2008
Revenues
Equipment sales	$399,195	$359,153	$1,156,132	$1,168,472
Installation and service revenues	131,925	466,403	645,756	1,097,937
Contract revenues	496,613	312,062	1,329,861	1,396,142
Total revenues	1,027,733	1,137,618	3,131,749	3,662,551

Costs of goods sold
Material cost of systems sold	236,375	262,823	641,523	967,112
Install and service costs	202,512	274,934	565,201	748,483
Engineering and development	27,866	32,520	88,666	104,046
Total costs of goods sold	466,753	570,277	1,295,390	1,819,641

Gross margin	560,980	567,341	1,836,359	1,842,910

Selling, general, and administrative expenses
Selling, general and administrative expense	554,854	587,973	1,951,037	2,281,846
Depreciation expense	9,421	11,847	31,139	26,893
Amortization expense	184,855	185,225	572,765	568,418
Total selling, general, and administrative expenses	749,130	785,045	2,554,941	2,877,157

Loss from operations	(188,150)	(217,704)	(718,582)	(1,034,247)

Other Income (Expense)
Interest (expense)	(157,742)	(145,061)	(525,952)	(430,593)
Other (expense)	--	(478)	18	(978)
Total other income (expense)	(157,742)	(145,539)	(525,934)	(431,571)

Loss before income taxes	(345,892)	(363,243)	(1,244,516)	(1,465,818)

Provision for (benefit from) income taxes	2,639	6,426	7,094	6,685

Net Loss	$(348,531)	$(369,669)	$(1,251,610)	$(1,472,503)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Weighted Average Number of Common Shares	23,348,655	23,069,253	23,348,545	23,062,226

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
(SEE NOTE 1B – BASIS OF PRESENTATION)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
Cash Flows From Operating Activities:
Net (Loss)	$(1,251,610)	$(1,472,503)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	31,139	26,893
Amortization	572,765	568,418

Changes in operating assets and liabilities:
Accounts receivable	111,844	70,413
Inventories	(217,650)	24,915
Other current assets	79	11,284
Accounts payable and accrued expenses	358,501	646,486
Prepaid expense	(75,177)	3,216
Deposits	2,706	--
Accrued interest payable	420,962	55,636
Deferred revenue	(54,168)	(25,778)
Net Cash Provided (Used) by Operating Activities	(100,609)	(91,020)

Cash Flows From Investing Activities:
Purchase of equipment	(2,454)	(2,971)
Proceeds from sale of fixed assets	--	7,806
Net Cash Used by Investing Activities	(2,454)	4,835

Cash Flows From Financing Activities:
Payment of Dutchess debenture	--	(176,152)
Proceeds from issuance stock	450	2,249
Proceeds from issuance of promissory notes	80,000	50,000
Proceeds from shareholder loan	--	50,000
Payment of promissory notes payable	(26,207)	(110,760)
Net Cash Provided (Used) by Financing Activities	54,243	(184,663)

Net Change in Cash and cash equivalents	(48,821)	(270,848)
Cash and cash equivalents at Beginning of the Period	$65,732	$350,110
Cash and cash equivalents at End of the Period	$16,911	$79,262

Cash paid for interest	$112,588	$374,957
Cash paid for taxes	$7,094	$6,426

Non Cash Investing & Financing Activities:
Promissory note obligation incurred upon acquisition of equipment	$--	$80,430

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

B.             Basis of Presentation

The unaudited consolidated financial statements included herein have not been reviewed by the Company’s independent registered public accounting firm.  Therefore, these financial statements have not been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Also, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of September 30, 2009 reflects all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of September 30, 2009 and the results of its consolidated operations and its consolidated cash flows for the periods ended September 30, 2009 and 2008.

The Unaudited Consolidated Statements of Operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of results for the full year.

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

B.             Accounts Receivables

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivables are stated at the amount billed to the customer.  Interest is not billed or accrued.  Accounts receivables in excess of 90 days old are considered delinquent.  Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice.  The Company has an allowance for doubtful accounts of approximately $31,000 and $41,000 as of September 30, 2009 and December 31, 2008, respectively, based on its historical collectability.

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

Currently, Secure System, Inc. has five customers which accounted for all of their revenues. Meadowlands has approximately 950 accounts and Fire Control has approximately 360 accounts which accounted for all of their revenues.  While our goal is to diversify Secure’s and Fire Control’s customer base, Secure expects to continue to depend upon a relatively small number of customers for a significant percentage of its revenues for the foreseeable future. Significant reductions in sales to any of our customers may have a material adverse effect on us by reducing our revenues and our gross margins.

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

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 270 (formerly APB 28), one of the Company’s subsidiaries uses estimated gross profit rates to determine cost of goods sold during interim periods.  This is different from the method used at annual inventory dates.  The other subsidiaries perform physical inventory counts when calculating quarter-end values.  Historically this has not resulted in any material adjustment to the cost of goods sold.

M.           Loss Per Share:

The Company computes net loss per share under the provisions of FASB ASC 260 (formerly SFAS No. 128, “Earnings per Share”), and utilizes guidance provided by SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of FASB ASC 260   and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted earnings per share are determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended September 30, 2009 and 2008, 4,234,753 and 3,299,374 of common stock equivalent shares, respectively, were excluded from the computation of diluted net loss per share after considering ownership limitations of certain warrants and conversion features.

N.           Goodwill and Intangible Assets:

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with FASB ASC 350 (formerly Statement of Financial Accounting Standards (“SFAS") No. 142, "Goodwill and Other Intangible Assets") goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to software, customer lists, covenant not to compete and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally three to seven years.  As of June 30, 2009, no impairment charge was necessary.

In accordance with FASB ASC 350, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually or on an interim basis in certain circumstances as required. The Company measures impairment losses by comparing carrying value to fair value. The impairment test compares the carrying amount of the reporting unit to its fair value.  Discounted cash flows are utilized to determine the fair value of the assets being evaluated.  The impairment test performed in 2008 and 2007 supported the carrying value of goodwill, and as such, no write-down in the carrying value of goodwill was recorded.

In accordance with FASB ASC 360 (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets"), long-lived assets used in operations are reviewed for impairment whenever events or change circumstances indicate that carrying amounts may not be recoverable. For long-1ived assets to be held used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between carrying amount and fair value.

Note 3.  Recent Accounting Pronouncements

In March 2008, the FASB issued FASB ASC 815 (formerly Statement of Financial Accounting Standard No. 161), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  Early application is encouraged.  FASB ASC 815 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  In addition, the standard requires tabular disclosure of fair value of derivative instruments and their gains and loss, requires disclosure regarding credit risk related contingent features of the Company’s derivative instruments and requires cross referencing within the footnote disclosures regarding information about derivative instruments.   The Company concluded that this pronouncement did not have a significant impact on its financial condition or results of operations.

In December 2007, the FASB issued FASB ASC 810 (formerly Statement of Financial Accounting Standard No. 160 , “Non-Controlling Interests in Consolidated Financial Statements, An Amendment of Accounting Research Bulletin No. 51”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early application is not permitted before that date.  FASB ASC 810  changes the terminology of minority interests, which will now be known as non-controlling interest and requires that non-controlling interests be clearly identified within stockholders’ equity as a separate component from the parent company’s equity and net income or loss attributable to non-controlling interests be clearly identified and presented on the face of the consolidated statement of operations.  In addition, the standard requires adequate disclosure between interests of the parent company and interests of the non-controlling equity holders.   This pronouncement did not have a significant impact on its financial condition or results of operations.

In December 2007, the FASB revised FASB ASC 805 (formerly Statement of Financial Accounting Standard No. 141 , “Business Combinations”), which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted before that date.  FASB ASC 805  requires assets and liabilities recorded in a business combination to be recorded at fair value and replaces the cost-allocation process under the prior standard.  In addition, FASB ASC 805 requires separate recognition of acquisition costs and requires recognition of contractual contingencies at fair value as of the acquisition date.  Further, the revised standard requires capitalization of research and development assets and requires fair value recognition of contingent consideration as of the acquisition date.   The Company had no business combinations and therefore there has been no impact related to this pronouncement.

In May 2009, the FASB issued FASB ASC 805 (formerly SFAS No. 165, Subsequent Events), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. FASB ASC 805 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, FASB ASC 805 requires disclosure of the date through which subsequent events were evaluated.  FASB ASC 805 is effective for interim and annual periods after June 15, 2009. The Company adopted SFAS No. 805 effective June 30, 2009, and has included the required disclosure in Note 8 “Subsequent Events” of these financial statements.

In June 2009, the FASB issued FASB ASC 105 (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of the FASB Statement No. 162.”). FASB ASC 105 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and result of operations.

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

The failure to pay any principal or interest due under these convertible promissory notes within ten days of the due date is considered an “event of default”.  As such, the rate of interest on all unpaid principal is automatically increased to the default rate of 20% per annum which is retroactive to the issue dates of these convertible promissory notes.

The debt discount related to the conversion feature and warrants associated with these convertible promissory notes are insignificant to these financial statements.

Note 6.   Dutchess Debentures

Substantially all principal payments due under the terms of the Dutchess Debentures during 2009 are in arrears.  Partial payments of interest on these debentures have been made during 2009.  The failure to pay any principal or interest due under these debentures within ten days of the due date is considered an “event of default”.

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

Note 8.   Subsequent Events

The Company adopted FASB ASC 805 (formerly SFAS no. 165, Subsequent Events) effective June 30, 2009, and has evaluated subsequent events through November 16, 2009, which is the date these financial statements were available to be issued, and has determined that there are no events requiring recognition or disclosure in these financial statements.

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

 We account for our goodwill and intangible assets pursuant to FASB ASC 350 (formerly SFAS No. 142, Goodwill and Other Intangible Assets.) Under FASB ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology.

There are 13,075,000 warrants for common stock issued and outstanding.  At September 30, 2009, fair value associated with the outstanding warrants is not significant.  The holders of the majority of such warrants are subject to ownership limitations and the warrants are not freely transferable.  Common stock equivalents are reflected net of such limitations.

Results of Operations

Revenues

Revenues of $1,027,733 and $3,131,749, for the three and nine months ended September 30, 2009, respectively, decreased by $109,885 and $530,802 over revenues of $1,137,618 and $3,662,551 for the three and nine months ended September 30, 2008.  Equipment Sales and Installation revenues decreased by $294,436 and $464,521, respectively, for the three months and nine months ended September 30, 2009 versus the same periods in 2008, and Contract revenues increased by $184,551 and decreased by $66,281, respectively, the three months and nine months ended September 30, 2009 versus the same periods in 2008.

 Costs of Goods Sold

Costs of Goods Sold of $466,753 and $1,295,390 for the three and nine months ended September 30, 2009, respectively, decreased by $103,254 and $524,251 over Cost of Goods Sold of $570,277 and $1,819,641 for the three and nine months ended September 30, 2008. This was primarily attributable to a decrease in cost of systems sold of $26,448 and $325,589, respectively, as well as a decrease in the installation and service costs of $72,422 and $183,282, respectively, for the three and nine months ended September 30, 2009 and 2008.

Gross Margin

Gross Margin of $560,980 and $1,836,359, respectively, for the three and nine months ended September 30, 2009 decreased by $6,361 and $6,551 over Gross Margin of $567,341 and $1,842,910, respectively, for the three and nine months ended September 30, 2008. This was a direct result of the decreases in Revenues and the Cost of Goods Sold described above.

Selling, General, and Administrative Expenses (“SG&A”)

SG&A expenses of $554,854 and $1,951,037 for the three and nine months ended September 30, 2009, respectively, decreased by $33,119 and $330,809, respectively, over SG&A expenses of $587,973 and $2,281,846 for the three and nine months ended September 30, 2008. This was primarily attributable to decrease in Payroll of $139,811 and $529,333, respectively, for the three and nine months ended September 30, 2009 and offset by non-material increases in other categories.

Other Income (Expense)

Other Expense of $157,742 and $525,934 for the three and nine months ended September 30, 2009 increased by $12,203 and $94,363, respectively, over Other Expense of $145,539 and $431,571 for the three and nine months ended September 30, 2008. This is primarily attributable to the interest expense on the Dutchess convertible debentures issued in June 2007 and November 2007.

Net (Loss)

Net Loss attributable to common stockholders of $348,531 and $1,251,610 for the three and nine months ended September 30, 2009 decreased by $21,138 and $220,893, respectively, over the Net Loss of $369,669 and $1,472,503 for the three and nine months ended September 30, 2008. This was a direct result of the decrease in Gross Margin described above and the decreases in the Selling, General, and Administrative expenses described above.

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

At September 30, 2009, the Company had negative working capital of approximately $6,493,100.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued FASB ASC 815 (formerly Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  Early application is encouraged. FASB ASC 815 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  In addition, the standard requires tabular disclosure of fair value of derivative instruments and their gains and loss, requires disclosure regarding credit risk related contingent features of the Company’s derivative instruments and requires cross referencing within the footnote disclosures regarding information about derivative instruments.   The Company concluded that this pronouncement did not have a significant impact on its financial condition or results of operations.

In December 2007, the FASB issued FASB ASC 810 (formerly Statement of Financial Accounting Standard No. 160 , “Non-Controlling Interests in Consolidated Financial Statements, An Amendment of Accounting Research Bulletin No. 51”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early application is not permitted before that date.  FASB ASC 810  changes the terminology of minority interests, which will now be known as non-controlling interest and requires that non-controlling interests be clearly identified within stockholders’ equity as a separate component from the parent company’s equity and net income or loss attributable to non-controlling interests be clearly identified and presented on the face of the consolidated statement of operations.  In addition, the standard requires adequate disclosure between interests of the parent company and interests of the non-controlling equity holders.   This pronouncement did not have a significant impact on its financial condition or results of operations.

In December 2007, the FASB revised FASB ASC 855 (formerly Statement of Financial Accounting Standard No. 141, “Business Combinations”), which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted before that date.  FASB ASC 855 requires assets and liabilities recorded in a business combination to be recorded at fair value and replaces the cost-allocation process under the prior standard.  In addition, FASB ASC 855 requires separate recognition of acquisition costs and requires recognition of contractual contingencies at fair value as of the acquisition date.  Further, the revised standard requires capitalization of research and development assets and requires fair value recognition of contingent consideration as of the acquisition date.   The Company had no business combinations and therefore there has been no impact related to this pronouncement.

In May 2009, the FASB issued FASB ASC 805 (formerly SFAS No. 165, Subsequent Events), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. FASB ASC 805 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, FASB ASC 805 requires disclosure of the date through which subsequent events were evaluated.  FASB ASC 805 is effective for interim and annual periods after June 15, 2009. The Company adopted FASB ASC 805 effective June 30, 2009, and has included the required disclosure in Note 8 “Subsequent Events” of these financial statements.

In June 2009, the FASB issued FASB ASB 105 (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of the FASB Statement No. 162.”.  FASB ASB 105 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard is not expected to have a material impact on our consolidated financial position and result of operations.

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

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)
Date: November 16, 2009	By:	/s/ John X. Adiletta
John X. Adiletta,
Chief Executive Officer
Chief Financial Officer