Form 10-K
period 2009-12-31
SOMERSET INTERNATIONAL GROUP,INC.
filed 2010-03-31
CIK 350524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009
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

 Yes ☐    No ☒

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2010 was $189,273.

On March 31, 2010, there were 23,348,655 outstanding shares of the registrant’s common stock, $.001 par value.

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

(c) Corporate Developments

None.

(d)  2009 Revenues

          Somerset’s revenues were $4,219,561 for the twelve months ended December 31, 2009.

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

(f) Employees

          As of March 31, 2010, Somerset has 1 employee, Secure has 6 employees, Meadowlands has 11 employees, and Fire Control has 11 employees. No employees are currently covered under collective bargaining agreements.

Item 2.  Description of Property

          Somerset’s executive office is located at 90 Washington Valley Road, Bedminster, New Jersey, 07921. The Company leases such space on a month to month basis.  Secure’s office is located at 1800 Bloomsbury, Ocean, NJ 08812 on a month to month basis and Meadowlands and Fire Control are located at 45 Pearl Street, North Plainfield, NJ 07060 subject to a three year lease, expiring on December 31, 2010.

Item 3. Legal Proceedings

On September 4, 2008, Keith Kesheneff and Kathryn Kesheneff filed suit in Superior Court in New Jersey against the Company claiming that they are owed $355,000 for a purchase price adjustment note issued by the Company.  The Company filed an answer, with counterclaims, on October 27, 2008, generally contesting all claims.  The parties recently agreed upon settlement terms.  A form of settlement agreement is being reviewed by counsel.

On June 26, 2009, the Company filed suit in the United States District Court for the District of New Jersey against TSG Capital Partners, LLC and others seeking to recover $105,000 in financing fees paid by the Company, plus damages for fraud, counsel fees, and interest.  The Company has served its complaint and is pursuing its claims.

On August 6, 2009, the holders of three promissory notes convertible into the Company’s common stock obtained judgments against the Company in the Superior Court of New Jersey totaling $157,636.31, plus costs of $720.00.

On January 19, 2010, the holders of promissory note convertible into the Company’s common stock filed suit against the Company demanding payment of the principal amount of $175,000.00, plus accrued interest, and counsel fees.  The Company has retained counsel to respond to the litigation and to interpose such defenses as are lawfully available.

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

Our common stock is currently traded on the Pink Sheets under the symbol “SOSI.” Our common stock has been quoted on the OTC Bulletin Board since November 10, 2004.  The following table sets forth the range of high and low bid quotations for each quarter of calendar year 2009, and the first quarter of calendar year 2010 up to March 30, 2010. These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Year	Period	High	Low
2009	First	$0.05	$0.02
2009	Second	$0.04	$0.01
2009	Third	$0.01	$0.01
2009	Fourth	$0.01	$0.01
2010	First	$0.02	$0.01

As of December 31, 2009, there were approximately 293 holders of record of Somerset’s common stock.

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

Warrants

As of December 31, 2009, 13,100,000 warrants have been issued to seven warrant holders. The warrant holders are entitled to purchase fully paid and nonassessable shares of  our common stock, $.001 par value per share at a per share purchase price in the following manner:

Issue Date	Expiration Date	Number of Shares of Common Stock	Price	Basis for Warrant issuance
09/06/05	09/05/10	5,000	$0.20	Consulting Services
09/06/05	09/05/10	5,000	$0.18	Consulting Services
04/17/07	04/16/10	90,000	**	Stock Purchase Agreement
06/15/07	06/14/12	7,000,000	$0.05	Convertible Debenture
06/15/07	06/14/10	50,000	$0.12	Stock Purchase Agreement
11/14/07	11/13/12	5,000,000	$0.05	Convertible Debenture
09/08/08	09/07/13	900,000	$0.001	Amendment to Convertible Debenture
01/26/09	01/25/12	50,000	$0.001	Convertible Note
Total		13,100,000

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

On April 2, 2009, in accordance with the Plan, two employees were issued a total of 175,000 shares under the Plan.

Issue Date	Expiration Date	Number of Shares of Common Stock	Price
04/02/09	04/01/12	100,000	$0.015
04/02/09	04/01/12	75,000	$0.015
Total		175,000

Item 6.  Selected Financial Data

The table below presents selected financial data for Somerset for the past two years.

Results of Operations For The Year Ended December 31,	2009	2008
Sales	$4,219,561	$4,732,444
Operating Expenses	5,148,980	6,160,659
Loss from Operations	(929,419)	(1,428,215)
Net Loss attributable to Common Stockholders	$(1,653,834)	$(2,007,719)
Basic Loss per Common Share	$(0.07)	$(0.09)

Financial Position at December 31,	2009	2008
Total Assets	$4,802,022	$5,426,940
Total Liabilities	8,115,235	7,086,769
Shareholders Equity(Deficit)	$(3,313,213)	$(1,659,829)

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

We account for our goodwill and intangible assets pursuant to Professional Standards, which require that intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment.  The impairment test compares the carrying amount of the reporting unit to its fair value.  Discounted cash flows are utilized to determine the fair value of the assets being evaluated.  The impairment test in 2009 and 2008 supported the carrying value of goodwill, and as such, no write-down in the carrying value of goodwill was recorded.

Revenues

Revenues of $4,219,561 for the year ended December 31, 2009 decreased by $512,883 over revenues of $4,732,444 during the year ended December 31, 2008. Equipment Sales revenues decreased by $994,069 for the twelve months ended December 31, 2009 versus the same period in 2008.  Installation revenues increased by $423,722 and Maintenance revenues increased by $57,464 for the twelve months ended December 31, 2009 versus the same period in 2008.

Costs of Goods Sold

Costs of Goods Sold for the year ended December 31, 2009 decreased to $1,866,260, representing a decrease of $570,433 over costs of goods sold of $2,436,693 during the year ended December 31, 2008.  This was primarily attributable to a decrease in cost of systems sold of $276,746 for the twelve months ended December 31, 2009 versus the same period in 2008, as well as a decrease in the installation and service costs of $275,578 and $18,109 in engineering and development costs for the twelve months ended December 31, 2009 versus the same period in 2008.

Gross Margin

Gross Margin for the year ended December 31, 2009 increased to $2,353,301 representing an increase of $57,550 from a gross margin of $2,295,751 during the year ended December 31, 2008.  This was a direct result of the net decreases in Revenues and the Cost of Goods Sold described above.

Selling, General, and Administrative Expenses (“SG&A”)

SG&A expenses for the year ended December 31, 2009 of $3,282,720 decreased by $441,246 over SG&A expenses of $3,723,966 during the year ended December 31, 2008.  Selling general and administrative expenses decreased by $367,937, amortization expense decreased by $84,986, and depreciation expense increased by $11,677 from the year ended December 31, 2008.  This was primarily attributable to decrease in payroll expenses of $607,637 for the twelve months ended December 31, 2009 versus the same period in 2008 and offset by non-material increases in other categories.

Other Income (Expense)

Other Expense increased to $716,471 for the year ended December 31, 2009 from $560,500 during the year ended December 31, 2008, representing an increase of $155,971.  Interest expense for the year ended December 31, 2009 increased by $108,539 to $676,133 from interest expense of $567,594 during the year ended December 31, 2008. This is primarily attributable to the interest expense on the Dutchess convertible debentures issued in June 2007 and November 2007and the notes issued in 2009.

Net (Loss)

Net Loss attributable to common stockholders for the year ended December 31, 2009 decreased by $353,885 to $1,653,834 from $2,007,719 during the year ended December 31, 2008.  The decrease in net loss is primarily attributable to the increase in gross margin described above for the period and a decrease in selling, general, and administrative expenses for the year as described above.

Liquidity and Capital Resources

We are currently financing our operations primarily through cash generated by financing activities in the form of promissory notes, convertible debentures, and equity investments. We financed our business acquisitions through the issuance of redeemable preferred stock, cash generated from promissory notes, and convertible debentures.

Substantially all principal payments due under the terms of the Dutchess Debentures during 2009 are in arrears.  Partial payments of interest on these debentures were made during 2009 and through March 31, 2010.  The failure to pay any principal or interest due under these debentures within ten days of the due date is considered an “event of default”.  As such, the entire balance of principal and interest on the Dutchess Notes are payable on demand.

At December 31, 2009, the Company had negative working capital of approximately $6,789,202.

We plan to establish a source of revenues sufficient to cover our operating costs by acquiring additional companies that are generating positive cash flows from operating activities either at acquisition or projected to do so in the future, thereby furthering the objective of becoming profitable and generating positive cash flow from operating activities on a consolidated basis.  The funds needed to continue operations over the next twelve months will be raised from accredited investors and/or institutional investors as in the previous financings. During this period, the Company will attempt to reduce or defer expenses until the capital is available.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Update 2010-06, "Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements", which is effective for annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuance and settlements in the rollforward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010.  This update modifies current professional standards to require certain disclosures as follows:

The amounts of significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for those transfers.

Information in the reconciliation of fair value measurements using significant unobservable inputs (Level 3) about purchases, sales, issuance and settlements (that is, on a gross basis rather than as one net number).

Fair value measurement disclosures for each class of assets and liabilities.

Description of valuation techniques and inputs used to measure fair value for both recurring and non recurring fair value measurements that fall into either Level 2 or Level 3.

In October 2009, FASB issued Update No. 2009-13, "Revenue Recognition: Multiple-Deliverable Revenue Arrangements which is effective for fiscal years beginning on or after June 15, 2010 which requires certain disclosures regarding multiple deliverable revenue arrangements as well as addressing the accounting for multiple deliverable arrangements to enable reporting entities to account for product and services separately rather than a combined unit.  The Company is currently evaluating the impact of this pronouncement.

In October 2009, FASB issued Update No. 2009-14, "Software: Certain Revenue Arrangements That Include Software Elements”, which is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The update impacts the recognition of revenue arrangements that include both tangible products and software elements and related disclosures.  The Company is currently evaluating the impact of this pronouncement.

In October 2009, FASB issued Update No. 2009-15, "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, which amends current professional standards regarding share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009.  The Company is currently evaluating the impact of this pronouncement.

Item 8.  Financial Statements and Supplementary Data

      Financial Statements and schedules filed herewith are listed in the table of contents to the financial statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable, as no audit was performed.

Item 9(A). Controls and Procedures

Evaluation of disclosure controls and procedures

The Company's management evaluated, with the participation of its President, the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the SEC Act of 1934) as of December 31, 2009.  Based on such evaluation, the President of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is not operating in an effective manner.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of management, including our President, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Part III

Item 10.  Directors and Executive Officers and Corporate Governance

The directors and executive officers of the Company are:
Name	Positions with registrant and age as of March 30, 2010	Has served as director since

John X. Adiletta	President,	February, 2004
Chief Executive Officer,
Chairman, 61

John X. Adiletta, President, Chief Executive Officer and a member of the Board of Directors of the Company since February 12, 2004, at which time Somerset International Group Inc., a New Jersey corporation 45% owned by Mr. Adiletta purchased the majority of the controlling stock held by J.R.S. Holdings L.L.C.  Mr. Adiletta is a senior executive with over 39 years of multi-functional experience in the telecommunication services, mobile and modular facilities leasing, and vehicle leasing industries.  Mr. Adiletta currently serves on the Board of Directors of Output Services Group, Inc., a privately held company.

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

Compliance with 16(A) of the Exchange Act:

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, all reports required to be filed were timely filed in fiscal year ended December 31, 2009.

Code of Ethics:

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 11.  Executive Compensation

The following summary compensation table sets forth all compensation paid by Somerset during the fiscal years ended December 31, 2009, 2008 and 2007 in all capacities for the accounts of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Name and Principal Position	Year	Annual Compensation	Restricted Stock Awards

John X. Adiletta, CEO	2009	$366,000	0
	2008	$366,000	0
	2007	$332,750	0

John X. Adiletta, our Chairman, President and CEO, entered into an employment Agreement with Somerset-NJ in January 2004, pursuant to which he currently receives a base salary of $250,000 (subject to a minimum upward adjustment of 10% annually). Pursuant to our merger with Somerset-NJ we assumed the obligations set forth in the employment agreement. Mr. Adiletta is also eligible for such bonus compensation as may be determined by the Board of Directors from time to time, as well as a bonus of five percent (5%) of the earnings before interest, depreciation, and amortization based on our audited consolidated results. The employment agreement terminates on December 31, 2009. The agreement contains non-competition and termination non-solicitation provisions which survive the termination of Mr. Adiletta’s employment for one year. In the event of termination of employment without cause, the agreement provides that we shall: (1) pay Mr. Adiletta severance equaling the greater of the balance of the term of the agreement or one year’s salary, (2) provide to Mr. Adiletta certain medical (including disability) and vacation benefits; and (3) within 3 months of termination, pay to Mr. Adiletta an amount equal to the bonus paid to Mr. Adiletta in the preceding year under the agreement. In the event of a change of control, as defined in the agreement, Mr. Adiletta may at his election, at any time within one year after such event, terminate the agreement with 60 days prior written notice. Upon such termination, Mr. Adiletta is entitled to: (1) a lump-sum severance payment equal to 200% of Mr. Adiletta’s annual salary rate in effect as of the termination, or if greater, such rate in effect immediately prior to the change in control of Somerset, (2) an amount equal to 200% of his bonus for the previous year; and (3) for a eighteen (18) month period after such termination certain disability, accident and group health insurance benefits.  On August 29, 2008, the Board of Directors, with the approval of a majority of the shareholders of the Company entered into an amendment to extend the Employment Agreement dated January 6, 2004 for an additional 3 years from January 6, 2009.  On January 6, 2009, Mr. Adiletta signed an additional agreement, in which he agreed to permanently waive the 2009 salary increase provided for in his employment agreement. The additional agreement is for the period of January 6, 2009 though January 5, 2010.  On January 6, 2010, Mr. Adiletta signed an additional agreement, in which he agreed to permanently waive the 2010 salary increase provided for in his employment agreement. The additional agreement is for the period of January 6, 2010 though January 5, 2011.

Directors do not receive any monetary remuneration for their services as such.

The Company has a 401(k) retirement savings plan.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of the shares of Somerset’s voting stock owned as of March 31, 2010 by all persons known to Somerset who own more than 5% of the outstanding number of such shares, by all directors of Somerset, and by all officers and directors of Somerset as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name	Number of Shares Beneficially Owned	Percent of Class

Common	John X. Adiletta	5,750,000	24.62%
	c/o 90 Washington Valley Road
	Bedminster, New Jersey 09721

Common	William F. Farley	4,980,436	21.33%
	c/o 90 Washington Valley Road
	Bedminster, New Jersey 07921

Voting	All Directors and Officers as a group	5,637,633	24.62%

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

Item 14.  Principal Accounting Fees and Services

Audit Fees

For the Company's fiscal year ended December 31, 2009 there was no audit performed and therefore no fees.  For the Company's fiscal year ended December 31, 2008, the Company was billed approximately $122,000, for professional services rendered for the audit and review of its financial statements.

Tax Fees

For the Company's fiscal years ended December 31, 2009 and 2008, the Company incurred no fees for preparation of its corporate income tax returns.

All Other Fees

None for 2009 and 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

     (a) Reports on Form 8-K and Form 8K-A

On January 2, 2009, the Company filed an 8K to disclose that the Company had entered into a convertible promissory note with an accredited investor for $30,000 with a conversion rate of $.25 per share.

     (b) Exhibits

14                         Code of Ethics*

31.1                      Certification of John X. Adiletta pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                      Certification of John X. Adiletta pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an exhibit to our December 31, 2008 Form 10k filed with the SEC on
March 31, 2009.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)

Date: March 31, 2010	By:	/s/ John X. Adiletta
John X. Adiletta
Chief Executive Officer

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONTENTS TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
(SEE NOTE 1B – BASIS OF PRESENTATION)
UNAUDITED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$43,633	$65,732
Accounts receivable, net	572,548	645,233
Inventories	615,379	488,156
Prepaid expenses	84,208	4,209
Other current assets	10,265	10,444
Total Current Assets	1,326,033	1,213,774

Property and equipment, net	127,617	115,873

Other Assets:
Deposits	7,120	9,825
Deferred financing costs, net	116,676	215,000
Customer Lists, net	1,024,221	1,619,185
Distribution agreements, net	--	52,928
Goodwill	2,200,355	2,200,355
Total other assets	3,348,372	4,097,293

TOTAL ASSETS	$4,802,022	$5,426,940

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,685,102	$1,264,356
Promissory notes payable - current	1,493,017	1,360,561
Dutchess promissory notes payable - current	3,875,920	1,023,000
Accrued interest payable	791,290	276,865
Deferred revenue	269,906	268,081
Total Current Liabilities	8,115,235	4,192,863

Dutchess promissory notes payable – non-current	--	2,853,407
Promissory notes payable – non-current portion	--	40,499
TOTAL LIABILITIES	8,115,235	7,086,769

Stockholders’ Equity(Deficit):

Common Stock, 200,000,000 shares authorized,	23,349	23,334
$.001 par value, 23,348,655 and 23,333,655 shares issued and outstanding in 2009 and 2008 respectively
Capital in excess of par value	31,367,243	31,366,808
Accumulated deficit	(34,703,805)	(33,049,971)
Total Stockholders’ (Deficit)	(3,313,213)	(1,659,829)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$4,802,022	$5,426,940

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(SEE NOTE 1B – BASIS OF PRESENTATION)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Revenues
Equipment sales	$1,446,838	$2,440,907
Installation revenues	960,086	536,364
Maintenance revenues	1,812,637	1,755,173
Total revenues	4,219,561	4,732,444

Costs of goods sold
Material cost of systems sold	972,518	1,249,264
Install and service costs	775,884	1,051,462
Engineering and development	117,858	135,967
Total costs of goods sold	1,866,260	2,436,693

Gross margin	2,353,301	2,295,751

Selling, general, and administrative expenses
Selling, general, and administrative expense	2,486,911	2,854,848
Depreciation expense	49,595	37,918
Amortization expense	746,214	831,200
Total selling, general, and administrative expenses	3,282,720	3,723,966

Loss from operations	(929,419)	(1,428,215)

Other Income(Expense)
Interest expense	(676,133)	(567,594)
Other income (expense)	(40,338)	7,094
Total other expense	(716,471)	(560,500)

Loss before income taxes	(1,645,890)	(1,988,715)

Provision for income taxes	7,944	19,004

Net loss	(1,653,834)	(2,007,719)

Net loss attributable to common stockholders	$(1,653,834)	$(2,007,719)

Basic and diluted net loss per common share	$(0.07)	$(0.09)

Weighted Average Number of Common Shares	23,348,573	23,170,528

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(SEE NOTE 1B – BASIS OF PRESENTATION)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	PREFERRED STOCK		COMMON STOCK		CLASS A COMMON STOCK		CAPITAL IN		TOTAL STOCKHOLDERS’
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	EXCESS OF PAR	ACCUMULATED DEFICIT	EQUITY (DEFICIT)

Balance at December 31, 2007	-	$-	23,058,655	$23,059	-	-	$31,349,583	$(31,042,252)	$330,390

Net Loss	-	-	-	-	-	-	-	(2,007,719)	(2,007,719)

Issuance of Common Stock for cash	-	-	25,000	25	-	-	2,225	-	2,250
Issuance of Common Stock for cash	-	-	75,000	75	-	-	2,925	-	3,000
Issuance of Common Stock for services	-	-	175,000	175	-	-	12,075	-	12,250
Balance at December 31, 2008	-	$-	23,333,655	$23,334	-	-	$31,366,808	$(33,049,971)	$(1,659,829)

	PREFERRED STOCK		COMMON STOCK		CLASS A COMMON STOCK		CAPITAL IN		TOTAL STOCKHOLDERS’
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	EXCESS OF PAR	ACCUMULATED DEFICIT	EQUITY (DEFICIT)

Balance at December 31, 2008	-	$-	23,333,655	$23,334	-	-	$31,366,808	$(33,049,971)	$(1,659,829)

Net Loss	-	-	-	-	-	-	-	(1,653,834)	(1,653,834)

Issuance of Common Stock for cash	-	-	15,000	15	-	-	435	-	450
Balance at December 31, 2009	-	$-	23,348,655	$23,349	-	-	$31,367,243	$(34,703,805)	$ (3,313,213)

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(SEE NOTE 1B – BASIS OF PRESENTATION)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Cash Flows From Operating Activities:	2009	2008
Net Loss	$(1,653,834)	$(2,007,719)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	49,595	37,918
Amortization	746,214	831,200
Gain on sale of equipment	--	(2,500)
Stock issued for services	--	12,250

Changes in operating assets and liabilities:
Accounts receivable	72,685	305,944
Inventories	(127,223)	84,551
Prepaid expense	(79,999)	4,773
Other current assets	179	10,395
Deposits	2,705	--
Accounts payable and accrued expenses	418,747	517,677
Accrued interest payable	514,425	80,890
Deferred revenue	1,825	(42,830)
Net Cash Used in Operating Activities	(54,681)	(167,451)

Cash Flows From Investing Activities:
Purchase of equipment	--	(19,830)
Proceeds from sale of fixed assets	--	26,300
Net Cash Provided by (Used in) Investing Activities	--	6,470

Cash Flows From Financing Activities:
Payment of Dutchess debentures	--	(206,000)
Proceeds from issuance of notes payable	80,000	200,000
Payment of seller note	--	(104,165)
Payment of promissory notes	(47,418)	(13,232)
Payment of stockholder note payable	--	--
Net Cash Provided by (Used in ) Financing Activities	32,582	(123,397)

Net Change in Cash and Cash Equivalents	(22,099)	(284,378)
Cash at Beginning of the Year	65,732	350,110
Cash at End of the Year	$43,633	$65,732

Cash paid for:
Interest	$158,856	$574,878
Income Taxes	$7,942	$19,004

Non Cash Investing & Financing Activities:
Promissory note incurred upon acquisition of equipment	$61,339	$80,430
Stock issued in conjunction with issuance of notes payable	$450	$--

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

B.           Basis of Presentation

The unaudited consolidated financial statements included herein have not been audited by the Company’s independent registered accounting firm.  Therefore, these statements have not been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue which is adequate to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Management is actively involved in exploring business opportunities which they believe will allow the Company to increase shareholder’s value and allow it to continue as a going concern.  In order to continue operations, the Company requires additional capital infusions to acquire or develop business opportunities.  Management continues to search out financing opportunities to finance its operations. If management is unsuccessful in this regard, they would seek to sell or dissolve the Company.  The Company had net losses for the years ended December 31, 2009 and 2008 of approximately $1,654,000 and $2,008,000, respectively, and had an accumulated deficit of approximately $34,700,000 and a stockholders’ deficit of approximately $3,313,000 as of December 31, 2009.  The Company also utilized net cash in operating activities of approximately $54,700 in 2009. In addition at December 31, 2009, the Company has a working capital deficit of approximately $6,789,000. The Company will require financing to fund its current operations and will require additional financing to acquire or develop other business opportunities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.  Significant Accounting Policies

A.	Cash and cash equivalents

Cash and cash equivalents include cash on hand and in the bank, as well as all short-term securities held for the primary purpose of general liquidity.  Such securities normally mature within three months from the date of acquisition.

B.	Accounts Receivables

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivables are stated at the amount billed to the customer.  Interest is not billed or accrued.  Accounts receivables in excess of 90 days old are considered delinquent.  Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice.  The Company has an allowance for doubtful accounts of approximately $31,000 and $41,000 as of December 31, 2009 and 2008, respectively, based on its historical collectability.

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

Currently, Secure System, Inc. has five customers which accounted for all of their revenues. Meadowlands has approximately 200 active accounts and Fire Control has approximately 150 active accounts which accounted for all of their revenues.  While our goal is to diversify Secure’s and Fire Control’s customer base, Secure expects to continue to depend upon a relatively small number of customers for a significant percentage of its revenues for the foreseeable future. Significant reductions in sales to any of our customers may have a material adverse effect on us by reducing our revenues and our gross margins.

E.	Use of Estimates:

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures including the disclosure of contingent assets and liabilities.  Accordingly, actual results could differ from those estimates.  Most critical are the fair value estimates related to the net tangible and identifiable assets of acquired companies, as well as customer lists and the estimated fair value of reporting units used when evaluating Goodwill for impairment.

F.	Income Taxes:

The Company files tax returns in the U.S. federal jurisdiction and various states.  The Company has no open years prior to 2006.

         The Company adopted the accounting pronouncement dealing with uncertain tax positions as of January 1, 2009.  Upon adoption of this accounting pronouncement, the Company had no unrecognized tax benefits.  Furthermore, the Company had no unrecognized tax benefits at December 31, 2009.

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

The consolidated financial statements include the operations of Somerset International Group, Inc., its wholly owned subsidiaries Fire Control Electrical Systems, Inc. and Secure System, Inc., and Secure System Inc.’s wholly owned subsidiaries Meadowlands Electronics Inc., and Vanwell Electronics Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

I.	Reclassifications:

Certain reclassifications were made to the 2008 financial statements in order to conform to the 2009 financial statement presentation.  Such reclassifications had no effect on 2008’s reported net loss.

J.	Stock Based Compensation and Stock Sales:

Stock and warrants issued for employee compensation services have been determined based on the value of the instrument issued at date of issuance for such services.  In addition, during 2009 and 2008 the Company issued warrants as part of certain sales of common stock.  The value of these warrants has been included in additional paid in capital as part of the value of the overall stock sale.

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

The Company computes net loss per share in accordance with Professional Standards and utilizes guidance provided by SEC Staff Accounting Bulletin No. 98 (SAB 98). Under these provisions basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted earnings per share are determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended December 31, 2009 and 2008, 4,208,505 and 3,859,314 of common stock equivalent shares were excluded from the computation of diluted net loss per share after considering ownership limitations of certain warrants and conversion features.

N.	Advertising Costs:

Advertising costs are treated as period costs and expenses as incurred.  During the years ended December 31, 2009 and 2008 advertising costs totaled approximately $6,832 and $69,996, respectively, and are included in operating expenses in the accompanying consolidated statements of income.

O.	Goodwill and Intangible Assets:

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Professional Standards, goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to software, customer lists, covenant not to compete and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally three to seven years.  As of December 31, 2009, no impairment charge was necessary.

In accordance with Professional Standards, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually or on an interim basis in certain circumstances as required. The Company measures impairment losses by comparing carrying value to fair value. The impairment test compares the carrying amount of the reporting unit to its fair value.  Discounted cash flows are utilized to determine the fair value of the assets being evaluated.  The impairment test in 2009 and 2008 supported the carrying value of goodwill, and as such, no write-down in the carrying value of goodwill was recorded.

In accordance with Professional Standards, long-lived assets used in operations are reviewed for impairment whenever events or change circumstances indicate that carrying amounts may not be recoverable. For long-1ived assets to be held used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between carrying amount and fair value.

Note 3.  Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Update 2010-06, "Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements", which is effective for annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuance and settlements in the rollforward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010.  This update modifies current professional standards to require certain disclosures as follows:

The amounts of significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for those transfers.

Information in the reconciliation of fair value measurements using significant unobservable inputs (Level 3) about purchases, sales, issuance and settlements (that is, on a gross basis rather than as one net number).

Fair value measurement disclosures for each class of assets and liabilities.

Description of valuation techniques and inputs used to measure fair value for both recurring and non recurring fair value measurements that fall into either Level 2 or Level 3.

In October 2009, FASB issued Update No. 2009-13, "Revenue Recognition: Multiple-Deliverable Revenue Arrangements which is effective for fiscal years beginning on or after June 15, 2010 which requires certain disclosures regarding multiple deliverable revenue arrangements as well as addressing the accounting for multiple deliverable arrangements to enable reporting entities to account for product and services separately rather than a combined unit.  The Company is currently evaluating the impact of this pronouncement.

In October 2009, FASB issued Update No. 2009-14, "Software: Certain Revenue Arrangements That Include Software Elements”, which is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The update impacts the recognition of revenue arrangements that include both tangible products and software elements and related disclosures.  The Company is currently evaluating the impact of this pronouncement.

In October 2009, FASB issued Update No. 2009-15, "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, which amends current professional standards regarding share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009.  The Company is currently evaluating the impact of this pronouncement.

Note 4.  Inventory

Inventory consists of the following at December 31, 2009:

	2009	2008
Raw materials	$429,978	$398,468
Work in progress	116,553	81,188
Finished goods	68,848	8,500
Total	$615,379	$488,156

Note 5.  Property, Equipment, and Leasehold Improvements

	2009	2008
Equipment	$311,490	$309,034
Furniture	97,203	97,203
Leasehold Improvements	69,108	69,108
Vehicles	488,676	428,353
Total	966,477	903,699
Accumulated Depreciation	(838,860)	(787,826)
Property, Equipment, and Leasehold Improvements, net	$127,617	$115,873

Depreciation expense for the years ended December 31, 2009 and 2008 was $45,595 and $37,918, respectively.

 Note 6.  Promissory Notes Payable

The Company’s debt obligations are comprised of Dutchess notes payable issued in connection with the Company’s acquisitions of Vanwell and Meadowlands and their acquisition of Fire Control and other various notes payable.  All notes past their respective payment due dates are in default.  The following is a summary of those obligations:

Various Notes Payable:
Outstanding balances on notes payable consist of the following at December 31:

	2009	2008
Note issued in January 2004 with interest at 12% per annum, convertible at $0.25 per share. Payment due date was extended to December 31, 2005.	$175,000	$175,000
Note issued in June 2004 with interest at 12% per annum, convertible at $0.25 per share. Payment due date was extended to December 31, 2005. [a]	100,000	100,000
Notes issued in March 2005, with interest at 15% per annum, convertible at $0.15 per share. Payment due date was extended to December 31, 2005.	74,000	74,000
Note issued in April 2005 with interest at 12% per annum, convertible at the lesser of $0.15 per share. Payment due date was extended to December 31, 2005. [b]	20,000	20,000
June 2007, interest bearing short term note issued to the sellers in connection Vanwell and Meadowlands acquisition, convertible into the Company’s common stock at $0.40 per share.	20,833	20,833
September 2007, non-interest bearing short term note issued to the sellers in connection Vanwell and Meadowlands acquisition.	355,000	355,000
Note issued in August 2008, with interest at 15% per annum, convertible at $.25 per share. Payment due date is March 2009.	50,000	50,000
Note issued in October 2008, with interest at 15% per annum, convertible at $.25 per share. Payment due date is April 2009.	150,000	150,000
Note issued in January 2009, with interest at 15% per annum, convertible at $.25 per share. Payment due date is April 2009.[c]	30,000	--
Note issued in January 2009, with interest at 15% per annum, convertible at $.25 per share. Payment due date is April 2009. [d]	50,000	--
10% stockholder note payable, with monthly payments of $17,928. Payments are in arrears.	388,528	388,528
Vehicle Loans	79,656	67,699
Total notes payable	1,493,017	1,401,060
Less Current Portion	1,493,017	1,360,561
Long Term Portion	$--	$40,499

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

[c]:  In connection with the January 2009 $30,000 note, the Company issued 15,000 shares of stock valued at approximately $450, which was recorded as a debt discount paid and is amortizable over the life of the debt.  Debt discount related to the conversion feature is insignificant to these financial statements.

[b]:  In connection with the January 2009 $50,000 note, the debt discount related to the conversion feature and warrant issued is insignificant to these financial statements.

Dutchess Notes Payable:

Dutchess notes payable consist of the following at December 31:

	2009	2008
June 2007 14% convertible note payable, as amended, with Dutchess Private Equities Fund, Ltd., with payments as described below, convertible at the lesser of $0.20 per share or 75% of the lowest closing bid price for the previous 10 business days [a]	$2,582,720	$2,581,207
November 2007 14% convertible note payable, as amended, with Dutchess Private Equities Fund, Ltd., with payments as described below, convertible at the lesser of $0.10 per share or 75% of the lowest closing bid price for the previous 10 business days [b]	1,293,200	1,350,000
Total Dutchess notes payable	3,875,920	3,876,407
Less Current Portion	3,875,920	1,023,000
Long Term Portion	$--	$2,853,407

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

The Dutchess notes are securitized by the assets of the company.  Substantially all principal payments due under the terms of the Dutchess Debentures during 2009 are in arrears.  Partial payments of interest on these debentures were made during 2009 and through March 31, 2009.  The failure to pay any principal or interest due under these debentures within ten days of the due date is considered an “event of default”.  As such, the entire balance of principal and interest on The Dutchess Notes are payable on demand.

Note 7.  Preferred Stock

The preferred stock of the Company has a par value of $.001 per share and 100,000,000 shares have been authorized to be issued. No shares of preferred stock were issued or outstanding at December 31, 2009 and 2008.  On September 28, 2007, in accordance with the terms of the Series A Preferred Stock, all of the holders of preferred stock converted such stock to common stock.

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

Note 8. Related Party Transactions

The balance of the stockholder note payable was $388,528 both at December 31, 2009 and 2008. The original stockholder note was partially repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including annual interest at 10% beginning March 1, 2006 and ending July 1, 2009.  Such payments are in arrears as of December 31, 2009.

 Note 9.  Stockholders’ Equity (Deficit)

As of December 31, 2009, 200,000,000 shares of Common Stock are authorized, 23,348,655 shares of common stock issued and outstanding, and held by 293 shareholders. There are also 13,100,000 warrants issued and outstanding.  Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

The following is a summary of warrants outstanding at December 31, 2009:

Issue Date	Expiration Date	Number of Shares of Common Stock	Price	Basis for Warrant issuance
09/06/05	09/05/10	5,000	$0.20	Consulting Services
09/06/05	09/05/10	5,000	$0.18	Consulting Services
04/17/07	04/16/10	90,000	**	Stock Purchase Agreement
06/15/07	06/14/12	7,000,000	$0.05	Convertible Debenture
06/15/07	06/14/10	50,000	$0.12	Stock Purchase Agreement
11/14/07	11/13/12	5,000,000	$0.05	Convertible Debenture
09/08/08	09/07/13	900,000	$0.001	Amendment to Convertible Debenture
01/26/09	01/25/12	50,000	$0.001	Convertible Note
Total		13,100,000
**  The warrants are exercisable at $.30 if exercised within the twelve months from the date of the warrant; $.40 if exercised within 12 months to 24 months from the date of the warrant; and $.50 if exercised within 24 months to 36 months from the date of the warrant.

As of December 31, 2009, intrinsic value associated with outstanding warrants is not significant.

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

In addition, we also have Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. As of December 31, 2009, there are no shares of Class A common stock issued and outstanding. Both common stock and Class A common stock have the same voting rights.

The following is a summary of common stock issued by the Company during 2009 and 2008:

Date	Shares Issued	Consideration	Amount
August 2008	25,000 at approximately $0.09 per share	Private Placement	$2,250
October 2008	75,000 at approximately $0.04 per share	Private Placement	$3,000
November 2008	175,000 at approximately $0.07 per share	Consulting services	$12,250
January 2009	15,000 at approximately $0.03 per share	Private Placement	$450

Note 10.  Acquisition Agreements

None.

Note 11.  Intangibles and Goodwill

Following is a summary of intangibles subject to amortization at December 31, 2009:

Intangibles subject to amortization:	Gross Amount	Accumulated Amortization	Net
Customer Lists	$2,805,700	$1,781,479	$1,024,221
Distribution Agreements	165,505	165,505	--
	$2,971,205	$1,946,984	$1,024,221

Amortization expense related to these assets for 2009 and 2008 was approximately $594,743 annually.  Estimated amortization expense for each of the ensuing years through December 31, 2012 is, approximately, $594,743, $405,993, and $23,495.

The following table summarizes the activity in goodwill for 2008 and 2009:

Beginning balance 1/1/2008, net	$2,200,355
2008 activity	0
Ending balance 12/31/2008, net	$2,200,355
2009 activity	0
Ending balance 12/31/2009, net	$2,200,355
The Company’s annual impairment test indicated that no impairment had occurred in 2009 and 2008 relating to the Secure reporting unit.

Note 12.  Commitments and Contingencies

The Company has entered into an employment agreement with the President and CEO that became effective January 6, 2004. The employment agreement has a term of five years. In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year’s salary.  On August 29, 2008, the Board of Directors, with the approval of a majority of the shareholders of the Company entered into an amendment to extend the employment agreement dated January 6, 2004 for an additional 3 years from January 6, 2009.  On January 6, 2009, the President and CEO signed an additional agreement, in which he agreed to permanently waive the fiscal 2009 salary increase provided for in his employment agreement. The additional agreement is for the period of January 6, 2009 though January 5, 2010.  On January 6, 2010, Mr. Adiletta signed an additional agreement, in which he agreed to permanently waive the 2010 salary increase provided for in his employment agreement. The additional agreement is for the period of January 6, 2010 though January 5, 2011.  The President and CEO’s compensation for the year ended December 31, 2009 was $366,000.

Secure leases its facility on a month to month basis at a monthly rent of $4,821.

Meadowlands leased its facility through a three year lease that terminated on February 28, 2009, at a monthly rent of $3,450.  Effective March 1, 2009, it relocated its facilities to those occupied by Fire Control.

Fire Control leases its facility through a three year lease that expires December 31, 2010 at a monthly rent of $4,800.

On September 4, 2008, Keith Kesheneff and Kathryn Kesheneff filed suit in Superior Court in New Jersey against the Company claiming that they are owed $355,000 for a purchase price adjustment note issued by the Company.  The Company filed an answer, with counterclaims, on October 27, 2008, generally contesting all claims.  The parties recently agreed upon settlement terms.  A form of settlement agreement is being reviewed by counsel.

On June 26, 2009, the Company filed suit in the United States District Court for the District of New Jersey against TSG Capital Partners, LLC and others seeking to recover $105,000 in financing fees paid by the Company, plus damages for fraud, counsel fees, and interest.  The Company has served its complaint and is pursuing its claims.

On August 6, 2009, the holders of three promissory notes convertible into the Company’s common stock obtained judgments against the Company in the Superior Court of New Jersey totaling $157,636.31, plus costs of $720.00.

On January 19, 2010, the holders of promissory note convertible into the Company’s common stock filed suit against the Company demanding payment of the principal amount of $175,000.00, plus accrued interest, and counsel fees.  The Company has retained counsel to respond to the litigation and to interpose such defenses as are lawfully available.

Note 13.  Income Taxes:

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision for income taxes is as follows for the year ended December 31:

	2009	2008
Tax Benefit at U.S. statutory rate	$(388,000)	$(485,000)
Non Deductible Expenses		--
Change in valuation allowance	388,000	485,000
Provision for income taxes	$--	$--

Federal net operating loss carryforwards	$2,193,000	$1,805 ,000
State net operating loss carryforwards	480,000	394,000
Other	79,000	79,000
Valuation allowance	(2,752,000)	(2,278,000)
Net deferred tax asset	$--	$--

The Company has federal and state net operating loss carry forwards of approximately $8,468,000 and $7,300,000, respectively.  Such carryforwards expire at various times through 2028 and may be limited due to ownership changes.  Such losses are limited to due to a change in control.

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

There have been 175,000 shares issued under the Plan.

Note 15.  Subsequent Events

 The Company has evaluated subsequent events through March 31, 2010 which is the date these financial statements were issued, and has determined that there are no events requiring recognition or disclosure in these financial statements.