Form 10-Q
period 2010-03-31
SOMERSET INTERNATIONAL GROUP,INC.
filed 2010-05-17
CIK 350524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2010

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

As of May 14, 2009, there were 23,348,655 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q
(See Note 1B – Basis of Presentation)
March 31, 2010

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(SEE NOTE 1B – BASIS OF PRESENTATION)
MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$77,653	$43,633
Accounts receivable, net	381,778	572,548
Inventories	647,954	615,379
Prepaid expenses	94,209	84,208
Other current asset	9,576	10,265
Total Current Assets	1,211,170	1,326,033

Property and equipment, net	119,216	127,617

Other Assets:
Deposits	7,120	7,120
Deferred financing costs, net	92,094	116,676
Customer lists, net	875,534	1,024,221
Goodwill	2,200,355	2,200,355
Total other assets	3,175,103	3,348,372

TOTAL ASSETS	$4,505,489	$4,802,022

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,642,139	$1,685,102
Promissory notes payable - current	1,479,234	1,493,017
Dutchess promissory notes payable - current	3,875,920	3,875,920
Accrued interest payable	911,558	791,290
Deferred revenue	258,469	269,906
Total Current Liabilities	8,167,320	8,115,235

TOTAL LIABILITIES	8,167,320	8,115,235

Stockholders’ (Deficit):
Common Stock, 200,000,000 shares authorized, $.001 par value, 23,348,655 and 23,333,655 shares issued and outstanding in 2009 and 2008, respectively	23,349	23,349
Capital in excess of par value	31,367,243	31,367,243
Accumulated deficit	(35,052,423)	(34,703,805)
Total stockholders’ (deficit)	(3,661,831)	(3,313,213)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT )	$4,505,489	$4,802,022

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
(SEE NOTE 1B – BASIS OF PRESENTATION)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Three Months Ending March 31,
	2010	2009
Revenues
Equipment sales	$312,824	$437,350
Installation and service revenues	113,409	222,943
Contract revenues	435,627	427,558
Total revenues	861,860	1,087,851

Costs of goods sold
Material cost of systems sold	139,792	244,461
Install and service costs	158,057	159,000
Engineering and development	29,962	29,839
Total costs of goods sold	356,373	462,386

Gross margin	505,487	625,465

Selling, general, and administrative expenses
Selling, general and administrative expense	512,420	768,470
Depreciation expense	7,551	10,859
Amortization expense	173,269	193,955
Total selling, general, and administrative expenses	693,240	973,284

Loss from operations	(187,753)	(347,819)

Other Income (Expense)
Interest (expense)	(161,737)	(155,981)
Other (expense)	2,452	--
Total other income (expense)	(159,285)	(155,981)

Loss before income taxes	(347,038)	(503,800)

Provision for (benefit from) income taxes	1,580	3,584

Net Loss	$(348,618)	$(507,385)

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Weighted Average Number of Common Shares	23,348,655	23,348,322

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
(SEE NOTE 1B – BASIS OF PRESENTATION)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
Cash Flows From Operating Activities:
Net (Loss)	$(348,618)	$(507,385)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7,551	10,859
Amortization	173,269	193,955

Changes in operating assets and liabilities:
Accounts receivable	190,770	(13,701)
Inventories	(32,575)	(37,343)
Other current assets	689	--
Accounts payable and accrued expenses	(42,962)	276,786
Prepaid expense	(10,001)	(55,000)
Accrued interest payable	120,268	144,817
Deferred revenue	(11,437)	(49,283)
Net Cash Provided (Used) by Operating Activities	46,954	(36,295)

Cash Flows From Investing Activities:
Purchase of equipment	(450)	(2,454)
Disposal of equipment	1,300	--
Net Cash Used by Investing Activities	850	(2,454)

Cash Flows From Financing Activities:
Proceeds from issuance of promissory notes	--	80,000
Payment of promissory notes payable	(13,784)	(12,607)
Net Cash Provided (Used) by Financing Activities	(13,784)	67,393

Net Change in Cash and cash equivalents	34,020	28,644
Cash and cash equivalents at Beginning of the Period	$43,633	$65,732
Cash and cash equivalents at End of the Period	$77,653	$94,376

Cash paid for interest	$39,993	$17,214
Cash paid for taxes	$1,584	$3,584

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

B.           Basis of Presentation

The unaudited consolidated financial statements included herein have not been reviewed by the Company’s independent registered public accounting firm.  Therefore, these financial statements have not been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Also, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of March 31, 2010 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of March 31, 2010 and the results of its consolidated operations and its consolidated cash flows for the periods ended March 31, 2010 and 2009.

The Unaudited Consolidated Statements of Operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of results for the full year.

The unaudited consolidated financial statements should be read in conjunction with the unaudited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2009 as included in the Company’s Form 10-K filed with the Commission on March 31, 2010.

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

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivables are stated at the amount billed to the customer.  Interest is not billed or accrued.  Accounts receivables in excess of 90 days old are considered delinquent.  Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice.  The Company has an allowance for doubtful accounts of approximately $31,000 and $31,000 as of March 31, 2010 and December 31, 2009, respectively, based on its historical collectability.

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

Certain reclassifications were made to the 2009 financial statements in order to conform to the 2010 financial statement presentation.  Such reclassifications had no effect on the prior reported net loss.

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

J.             Stock Based Compensation and Stock Sales:

Stock and warrants issued for employee compensation services have been determined based on the value of the instrument issued at date of issuance for such services.  In addition, during 2009 the Company issued warrants as part of certain debt financings and sales of common stock.  The value of these warrants has been included in additional paid in capital as part of the value of the overall stock sale.

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

M.           Loss Per Share:

The Company computes net loss per share under the provisions of FASB ASC 260 (formerly SFAS No. 128, “Earnings per Share”), and utilizes guidance provided by SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of FASB ASC 260   and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted earnings per share are determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended March 31, 2010 and 2009, 4,208,505 and 4,234,753 of common stock equivalent shares, respectively, were excluded from the computation of diluted net loss per share after considering ownership limitations of certain warrants and conversion features.

N.           Advertising Costs:

Advertising costs are treated as period costs and expenses as incurred and are included in operating expenses in the accompanying consolidated statements of income.

O.           Goodwill and Intangible Assets:

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Professional Standards, goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to software, customer lists, covenant not to compete and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally three to seven years.  As of March 31, 2010, no impairment charge was necessary.

In accordance with Professional Standards, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually or on an interim basis in certain circumstances as required. The Company measures impairment losses by comparing carrying value to fair value. The impairment test compares the carrying amount of the reporting unit to its fair value.  Discounted cash flows are utilized to determine the fair value of the assets being evaluated.  The impairment test in 2010 and 2009 supported the carrying value of goodwill, and as such, no write-down in the carrying value of goodwill was recorded.

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

In October 2009, FASB issued Update No. 2009-15, "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, which amends current professional standards regarding share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009.  The Company is currently evaluating the impact of this pronouncement

Note 4.  Commitments and Contingencies

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

Note 5.  Unregistered Sale of Equity Securities

None.

Note 6.  Dutchess Debentures

Substantially all principal payments due under the terms of the Dutchess Debentures during 2010 and 2009 are in arrears.  Partial payments of interest on these debentures have been made during 2010 and 2009.  The failure to pay any principal or interest due under these debentures within ten days of the due date is considered an “event of default”.

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

Note 8. Subsequent Events

The Company adopted FASB ASC 805 (formerly SFAS no. 165, Subsequent Events) effective June 30, 2009, and has evaluated subsequent events through May 14, 2010, which is the date these financial statements were available to be issued, and has determined that there are no events requiring recognition or disclosure in these financial statements.

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

There are 13,010,000 warrants for common stock issued and outstanding.  At March 31, 2010, fair value associated with the outstanding warrants is not significant.  The holders of the majority of such warrants are subject to ownership limitations and the warrants are not freely transferable.  Common stock equivalents are reflected net of such limitations.

Results of Operations

Revenues

Revenues of $861,860 for the three months ended March 31, 2010, decreased by $225,991 over revenues of $1,087,851 for the three ended March 31, 2009.  Equipment Sales and Installation revenues decreased by $234,060 for the three months ended March 31, 2010 versus the same period in 2009, and Contract revenues increased by $8,069 for the three months ended March 31, 2010 versus the same period in 2009.

 Costs of Goods Sold

Costs of Goods Sold of $356,373 for the three months ended March 31, 2010 decreased by $106,013 over Cost of Goods Sold of $462,386 for the three months ended March 31, 2009. This was primarily attributable to a decrease in cost of systems sold of $104,669 for the three months ended March 31, 2010 versus the same period in 2009.

Gross Margin

Gross Margin of $505,487 for the three months ended March 31, 2010 decreased by $119,978 over Gross Margin of $625,465 for the three months ended March 31, 2009. This was a direct result of the decreases in Revenues and the Cost of Goods Sold described above.

Selling, General, and Administrative Expenses (“SG&A”)

SG&A expenses of $512,420 for the three months ended March 31, 2010 decreased by $256,050 over SG&A expenses of $768,470 for the three months ended March 31, 2009. This was primarily attributable to decrease in Payroll of $45,133, a decrease in Professional and Legal fees of $112,835,  a decrease in Cost of Financing of $53,000, and a decrease in Benefits expense of $19,931 for the three months ended March 31, 2010 versus the same period in 2009 and offset by non-material increases in other categories.

Other Income (Expense)

Other Expense of $159,285 for the three months ended March 31, 2010 increased by $3,304 over Other Expense of $155,981 for the three months ended March 31, 2009. This is primarily attributable to the interest expense on the Dutchess convertible debentures issued in June 2007 and November 2007.

Net (Loss)

Net Loss attributable to common stockholders of $348,618 for the three months ended March 31, 2010 decreased by $158,767 over the Net Loss of $507,385 for the three months ended March 31, 2009. This was a direct result of the decrease in Gross Margin described above and offset by the decreases in the Selling, General, and Administrative expenses described above.

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

At March 31, 2010, the Company had negative working capital of approximately $6,956,150.

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

In October 2009, FASB issued Update No. 2009-15, "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, which amends current professional standards regarding share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009.  The Company is currently evaluating the impact of this pronouncement

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.

Controls and Procedures

The Company's management evaluated, with the participation of its President, the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the SEC Act of 1934) as of March 31, 2010. Based on such evaluation, the President of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is not operating in an effective manner.

As reported in the Company’s Form 10-K for the year ended December 31, 2009, the Company performed an assessment of the effectiveness of its controls and procedures and disclosed several material weaknesses related to that assessment.

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

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)
Date: May 14, 2009	By:	/s/ John X. Adiletta
John X. Adiletta,
Chief Executive Officer
Chief Financial Officer