Form 10-Q
period 2010-06-30
SOMERSET INTERNATIONAL GROUP,INC.
filed 2010-08-16
CIK 350524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2010

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

As of August 13, 2010, there were 23,348,655 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q
(See Note 1B – Basis of Presentation)
June 30, 2010

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(SEE NOTE 1B – BASIS OF PRESENTATION)
JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,237	$43,633
Accounts receivable, net	585,359	572,548
Inventories	662,088	615,379
Prepaid expenses	108,100	84,208
Other current asset	10,365	10,265
Total Current Assets	1,379,149	1,326,033

Property and equipment, net	112,630	127,617

Other Assets:
Deposits	7,120	7,120
Deferred financing costs, net	67,513	116,676
Customer lists, net	726,847	1,024,221
Goodwill	2,200,355	2,200,355
Total other assets	3,001,835	3,348,372
TOTAL ASSETS	$4,493,614	$4,802,022

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,853,884	$1,685,102
Promissory notes payable - current	1,477,896	1,493,017
Dutchess promissory notes payable - current	3,875,920	3,875,920
Accrued interest payable	1,103,624	791,290
Deferred revenue	262,258	269,906
Total Current Liabilities	8,573,582	8,115,235

TOTAL LIABILITIES	8,573,582	8,115,235

Stockholders’ (Deficit):
Common Stock, 200,000,000 shares authorized, $.001 par value, 23,348,655 and 23,333,655 shares issued and outstanding in 2009 and 2008, respectively	23,349	23,349
Capital in excess of par value	31,367,243	31,367,243
Accumulated deficit	(35,470,560)	(34,703,805)
Total stockholders’ (deficit)	(4,079,968)	(3,313,213)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT )	$4,493,614	$4,802,022

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
(SEE NOTE 1B – BASIS OF PRESENTATION)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Three Months Ending June 30,		Six Months Ending June 30,
	2010	2009	2010	2009
Revenues
Equipment sales	$429,497	$319,487	$742,321	$756,937
Installation and service revenues	87,278	290,888	200,687	513,831
Contract revenues	419,649	405,690	855,276	833,248
Total revenues	936,424	1,016,065	1,798,284	2,104,016

Costs of goods sold
Material cost of systems sold	220,578	201,561	360,370	467,502
Install and service costs	215,344	141,334	401,963	300,334
Engineering and development	27,349	30,962	57,311	60,801
Total costs of goods sold	463,271	373,857	819,644	827,637

Gross margin	473,153	642,208	978,640	1,275,379

Selling, general, and administrative expenses
Selling, general and administrative expense	503,326	620,468	1,015,746	1,396,544
Depreciation expense	6,545	10,859	14,096	21,718
Amortization expense	173,269	193,955	346,538	387,910
Total selling, general, and administrative expenses	683,140	825,282	1,376,380	1,806,172

Loss from operations	(209,987)	(183,074)	(397,740)	(530,793)

Other Income (Expense)
Interest (expense)	(207,682)	(193,724)	(369,419)	(349,705)
Other (expense)	(17)	18	2,435	18
Total other income (expense)	(207,699)	(193,706)	(366,984)	(349,687)

Loss before income taxes	(417,686)	(376,780)	(764,724)	(880,480)

Provision for (benefit from) income taxes	451	870	2,031	4,455

Net Loss	$(418,137)	$(377,650)	$(766,755)	$(884,935)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted Average Number of Common Shares	23,348,655	23,348,655	23,348,655	23,348,489

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
(SEE NOTE 1B – BASIS OF PRESENTATION)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
Cash Flows From Operating Activities:
Net (Loss)	$(766,755)	$(884,935)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	14,096	21,718
Amortization	346,538	387,910

Changes in operating assets and liabilities:
Accounts receivable	(12,811)	(3,956)
Inventories	(46,709)	(82,162)
Other current assets	(100)	454
Accounts payable and accrued expenses	168,782	245,545
Prepaid expense	(23,892)	(55,000)
Accrued interest payable	312,334	282,399
Deferred revenue	(7,648)	20,545
Net Cash Provided (Used) by Operating Activities	(16,165)	(67,482)

Cash Flows From Investing Activities:
Purchase of equipment	(410)	(2,454)
Disposal of equipment	1,300	--
Net Cash Used by Investing Activities	890	(2,454)

Cash Flows From Financing Activities:
Proceeds from issuance of stock	--	450
Proceeds from issuance of promissory notes	--	80,000
Payment of promissory notes payable	(15,121)	(37,793)
Net Cash Provided (Used) by Financing Activities	(15,121)	40,657

Net Change in Cash and cash equivalents	(30,396)	(29,279)
Cash and cash equivalents at Beginning of the Period	$43,633	$65,732
Cash and cash equivalents at End of the Period	$13,237	$36,453

Cash paid for interest	$53,300	$72,874
Cash paid for taxes	$2,031	$4,455

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

B.           Basis of Presentation

The unaudited consolidated financial statements included herein have not been reviewed by the Company’s independent registered public accounting firm.  Therefore, these financial statements have not been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Also, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of June 30, 2010 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of June 30, 2010 and the results of its consolidated operations and its consolidated cash flows for the periods ended June 30, 2010 and 2009.

The Unaudited Consolidated Statements of Operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of results for the full year.

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

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivables are stated at the amount billed to the customer.  Interest is not billed or accrued.  Accounts receivables in excess of 90 days old are considered delinquent.  Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice.  The Company has an allowance for doubtful accounts of approximately $31,000 and $31,000 as of June 30, 2010 and December 31, 2009, respectively, based on its historical collectability.

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

Currently, Secure System, Inc. has five customers which accounted for all of their revenues. Meadowlands has approximately 650 accounts and Fire Control has approximately 360 accounts which accounted for all of their revenues.  While our goal is to diversify Secure’s and Fire Control’s customer base, Secure expects to continue to depend upon a relatively small number of customers for a significant percentage of its revenues for the foreseeable future. Significant reductions in sales to any of our customers may have a material adverse effect on us by reducing our revenues and our gross margins.

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

M.           Loss Per Share:

The Company computes net loss per share under the provisions of FASB ASC 260 (formerly SFAS No. 128, “Earnings per Share”), and utilizes guidance provided by SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of FASB ASC 260   and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted earnings per share are determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended June 30, 2010 and 2009, 4,208,505 and 4,234,753 of common stock equivalent shares, respectively, were excluded from the computation of diluted net loss per share after considering ownership limitations of certain warrants and conversion features.

N.           Advertising Costs:

Advertising costs are treated as period costs and expenses as incurred and are included in operating expenses in the accompanying consolidated statements of income.

O.           Goodwill and Intangible Assets:

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Professional Standards, goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to software, customer lists, covenant not to compete and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally three to seven years.  As of June 30, 2010, no impairment charge was necessary.

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

Secure leases its facility on a month to month basis at a monthly rent of $4,321.

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

Note 8.  Subsequent Events

The Company adopted FASB ASC 805 (formerly SFAS no. 165, Subsequent Events) effective June 30, 2009, and has evaluated subsequent events through August 13, 2010, which is the date these financial statements were available to be issued, and has determined that there are no events requiring recognition or disclosure in these financial statements.

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

There are 12,960,000 warrants for common stock issued and outstanding.  At June 30, 2010, fair value associated with the outstanding warrants is not significant.  The holders of the majority of such warrants are subject to ownership limitations and the warrants are not freely transferable.  Common stock equivalents are reflected net of such limitations.

Results of Operations

Revenues

Revenues of $936,424 and $1,798,284, for the three and six months ended June 30, 2010, respectively, decreased by $79,641 and $305,732 over revenues of $1,016,065 and $2,104,016 for the three and six months ended June 30, 2009.  Equipment Sales increased $110,010 for the three months ended June 30, 2010 versus the same period in 2009 and decreased by $14,616 for the six months ended June 30, 2010.  Installation revenues decreased by $203,610 and $313,144, respectively, for the three months and six months ended June 30, 2010 versus the same periods in 2009.  Maintenance revenues increased $13,959 and $22,028, respectively, for the three and six months ended June 30, 2010 versus the same periods in 2009.

 Costs of Goods Sold

Costs of Goods Sold of $463,271 and $819,644 for the three and six months ended June 30, 2010, respectively, increased by $89,414 and decreased $7,993 over Cost of Goods Sold of $373,857 and $827,637 for the three and six months ended June 30, 2009. The increase for the three months ending June 30, 2010 versus the same period in 2009 was primarily attributable to an increase in cost systems sold of $19,017 and an increase in installation and service costs of $74,010.  The decrease for the six months ending June 30, 2010 versus the same period in 2009 was primarily attributable to a decrease in cost systems sold of $107,132 offset by an increase in installation and service costs of $101,629.

Gross Margin

Gross Margin of $473,153 and $978,640, respectively, for the three and six months ended June 30, 2010 decreased by $169,055 and $296,739 over Gross Margin of $642,208 and $1,275,379, respectively, for the three and six months ended June 30, 2009. This was a direct result of the decreases in Revenues and increases in the Cost of Goods Sold described above.

Selling, General, and Administrative Expenses (“SG&A”)

SG&A expenses of $503,326 and $1,015,746 for the three and six months ended June 30, 2010, respectively, decreased by $117,142 and $380,798, respectively, over SG&A expenses of $620,468 and $1,396,544 for the three and six months ended June 30, 2009. This was primarily attributable to decrease in Payroll of $30,710 and $75,843, Cost of Financing of $32,639 and $83,089, Legal and Professional Fees of $31,685 and $102,971, Insurance of $25,412 and $15,059 respectively, for the three and six months ended June 30, 2010 versus the same period in 2009.

Other Income (Expense)

Other Expense of $207,699 and $366,984 for the three and six months ended June 30, 2010 increased by $13,993 and $17,297, respectively, over Other Expense of $193,706 and $349,687  for the three and six months ended June 30, 2009. This is primarily attributable to the interest expense on the Dutchess convertible debentures issued in June 2007 and November 2007.

Net (Loss)

Net Loss attributable to common stockholders of $418,137 and $766,755 for the three and six months ended June 30, 2010 increased by $40,487 and decreased by $118,180, respectively, over the Net Loss of $377,650 and $884,935 for the three and six months ended June 30, 2009. This was a direct result of the decrease in Gross Margin described above and the decreases in the Selling, General, and Administrative expenses described above.

Liquidity and Capital Resources:

            We are currently financing our operations primarily through cash generated by financing activities in the form of promissory notes, convertible debentures, and equity investments. We financed our business acquisitions through the issuance of redeemable preferred stock, cash generated from promissory notes, and convertible debentures.

We completed the Secure merger by obtaining a short term bridge financing of $504,000. Pursuant to the terms of the offering, we had a minimum raise of $500,000 and a maximum raise of $700,000. In March 2005, we raised the minimum of $500,000 and these proceeds were distributed to Secure as part of that transaction. Each of the investors in this financing received nine (6) month notes with a twelve (12%) percent annual interest rate. For each dollar invested, an investor received a note for a dollar repayable in full nine months from the date of the note and one share of our common stock. In addition, the notes are convertible, at the option of the holder, into shares of common stock at the price of $0.25 per share.  Consequentially, we issued a total of 504,000 shares to these investors. Such notes were due and payable September 11, 2005. We had requested a ninety day extension on such notes and we received approval from all of the noteholders. Although the ninety day extension had passed as of March 28, 2006, none of the noteholders has declared a default and we intend to repay any unconverted notes through the proceeds of additional financings.  As of March 31, 2007, $430,000 of principal amount and all related accrued interest to date has been retired through cash payments due of $180,000 and the balance converted to common stock in accordance with the terms of the private placement.

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

At June 30, 2010, the Company had negative working capital of approximately $7,194,433.

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

Item 4.  Removed and Reserved

Not Applicable.

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

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)
Date: August 13, 2010	By:	/s/ John X. Adiletta
John X. Adiletta,
Chief Executive Officer
Chief Financial Officer