Form 10-Q
period 2010-09-30
SOMERSET INTERNATIONAL GROUP,INC.
filed 2010-11-15
CIK 350524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

As of  November 15, 2010, there were 23,348,655 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q
(See Note 1B – Basis of Presentation)
September 30, 2010

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(SEE NOTE 1B – BASIS OF PRESENTATION)
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,384	$43,633
Accounts receivable, net	559,536	572,548
Inventories	704,729	615,379
Prepaid expenses	103,163	84,208
Other current asset	15,564	10,265
Total Current Assets	1,390,376	1,326,033

Property and equipment, net	98,489	127,617

Other Assets:
Deposits	7,120	7,120
Deferred financing costs, net	43,720	116,676
Customer lists, net	578,160	1,024,221
Goodwill	2,200,355	2,200,355
Total other assets	2,829,355	3,348,372
TOTAL ASSETS	$4,318,220	$4,802,022

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,981,350	$1,685,102
Promissory notes payable - current	1,454,843	1,493,017
Dutchess promissory notes payable - current	3,875,920	3,875,920
Accrued interest payable	1,165,285	791,290
Deferred revenue	239,283	269,906
Total Current Liabilities	8,716,681	8,115,235

TOTAL LIABILITIES	8,716,681	8,115,235

Stockholders’ (Deficit):
Common Stock, 200,000,000 shares authorized, $.001 par value, 23,348,655 and 23,333,655 shares issued and outstanding in 2009 and 2008, respectively	23,349	23,349
Capital in excess of par value	31,367,243	31,367,243
Accumulated deficit	(35,789,053)	(34,703,805)
Total stockholders’ (deficit)	(4,398,461)	(3,313,213)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT )	$4,318,220	$4,802,022

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
(SEE NOTE 1B – BASIS OF PRESENTATION)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months Ending September 30,		Nine Months Ending September 30,
	2010	2009	2010	2009
Revenues
Equipment sales	$408,361	$399,195	$1,150,682	$1,156,132
Installation and service revenues	84,749	131,925	285,436	645,756
Contract revenues	439,290	496,613	1,294,566	1,329,861
Total revenues	932,400	1,027,733	2,730,684	3,131,749

Costs of goods sold
Material cost of systems sold	160,824	236,375	521,194	641,523
Install and service costs	259,075	202,512	661,038	565,201
Engineering and development	30,283	27,866	87,594	88,666
Total costs of goods sold	450,182	466,753	1,269,826	1,295,390

Gross margin	482,218	560,980	1,460,858	1,836,359

Selling, general, and administrative expenses
Selling, general and administrative expense	458,754	554,854	1,474,500	1,951,037
Depreciation expense	6,546	9,421	20,642	31,139
Amortization expense	173,269	184,855	519,807	572,765
Total selling, general, and administrative expenses	638,569	749,130	2,014,949	2,554,941

Loss from operations	(156,351)	(188,150)	(554,091)	(718,582)

Other Income (Expense)
Interest (expense)	(165,853)	(157,742)	(535,272)	(525,952)
Other (expense)	2,941	--	5,376	18
Total other income (expense)	(162,912)	(157,742)	(529,896)	(525,934)

Loss before income taxes	(319,263)	(345,892)	(1,083,987)	(1,244,516)

Provision for (benefit from) income taxes	771	2,639	2,802	7,094

Net Loss	$(318,492)	$(348,531)	$(1,085,247)	$(1,251,610)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.05)	$(0.05)

Weighted Average Number of Common Shares	23,348,655	23,348,655	23,348,655	23,348,545

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
(SEE NOTE 1B – BASIS OF PRESENTATION)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
Cash Flows From Operating Activities:
Net (Loss)	$(1,085,247)	$(1,251,610)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	20,642	31,139
Amortization	519,807	572,765

Changes in operating assets and liabilities:
Accounts receivable	13,012	111,844
Inventories	(89,350)	(217,650)
Other current assets	(5,299)	79
Accounts payable and accrued expenses	213,224	358,501
Prepaid expense	(18,955)	(75,177)
Deposits	--	2,706
Accrued interest payable	445,231	420,962
Deferred revenue	(30,623)	(54,168)
Net Cash Provided (Used) by Operating Activities	(17,559)	(100,609)

Cash Flows From Investing Activities:
Purchase of equipment	(615)	(2,454)
Disposal of equipment	9,100	--
Net Cash Used by Investing Activities	8,485	(2,454)

Cash Flows From Financing Activities:
Proceeds from issuance of stock	--	450
Proceeds from issuance of promissory notes	--	80,000
Payment of promissory notes payable	(27,175)	(26,207)
Net Cash Provided (Used) by Financing Activities	(27,175)	54,243

Net Change in Cash and cash equivalents	(36,249)	(48,821)
Cash and cash equivalents at Beginning of the Period	$43,633	$65,732
Cash and cash equivalents at End of the Period	$7,384	$16,911

Cash paid for interest	$90,941	$112,588
Cash paid for taxes	$1,260	$7,094

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

B.           Basis of Presentation

The unaudited consolidated financial statements included herein have not been reviewed by the Company’s independent registered public accounting firm.  Therefore, these financial statements have not been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Also, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of September 30, 2010 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of September 30, 2010 and the results of its consolidated operations and its consolidated cash flows for the periods ended September 30, 2010 and 2009.

The Unaudited Consolidated Statements of Operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of results for the full year.

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

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivables are stated at the amount billed to the customer.  Interest is not billed or accrued.  Accounts receivables in excess of 90 days old are considered delinquent.  Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice.  The Company has an allowance for doubtful accounts of approximately $31,000 and $31,000 as of September 30, 2010 and December 31, 2009, respectively, based on its historical collectability.

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

·	Maintenance:
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

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Professional Standards, goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to software, customer lists, covenant not to compete and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally three to seven years.  As of September 30, 2010, no impairment charge was necessary.

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

There are 12,950,000 warrants for common stock issued and outstanding.  At September 30, 2010, fair value associated with the outstanding warrants is not significant.  The holders of the majority of such warrants are subject to ownership limitations and the warrants are not freely transferable.  Common stock equivalents are reflected net of such limitations.

Results of Operations

Revenues

Revenues of $932,400 and $2,730,684, for the three and nine months ended September 30, 2010, respectively, decreased by $95,333 and $401,065 over revenues of $1,027,733 and $3,131,749 for the three and nine months ended September 30, 2009.  Equipment Sales increased $9,166 for the three months ended September 30, 2010 versus the same period in 2009 and decreased by $5,450 for the nine months ended September 30, 2010.  Installation revenues decreased by $47,176 and $360,320, respectively, for the three months and nine months ended September 30, 2010 versus the same periods in 2009.  Maintenance revenues decreased $57,323 and $35,295, respectively, for the three and nine months ended September 30, 2010 versus the same periods in 2009.

 Costs of Goods Sold

Costs of Goods Sold of $450,182 and $1,269,826 for the three and nine months ended September 30, 2010, respectively, decreased by $16,571 and $25,564 over Cost of Goods Sold of $466,753 and $1,295,390 for the three and nine months ended September 30, 2009. The decrease for the three months ending September 30, 2010 versus the same period in 2009 was primarily attributable to a decrease in cost systems sold of $75,551 and an increase in installation and service costs of $56,563.  The decrease for the nine months ending September 30, 2010 versus the same period in 2009 was primarily attributable to a decrease in cost systems sold of $120,329 offset by an increase in installation and service costs of $95,837.

Gross Margin

Gross Margin of $482,218 and $1,460,858, respectively, for the three and nine months ended September 30, 2010 decreased by $78,762 and $375,501 over Gross Margin of $560,980 and $1,836,359, respectively, for the three and nine months ended September 30, 2009. This was a direct result of the decreases in Revenues and decreases in the Cost of Goods Sold described above.

Selling, General, and Administrative Expenses (“SG&A”)

SG&A expenses of $638,569 and $2,014,949 for the three and nine months ended September 30, 2010, respectively, decreased by $110,561 and $539,992, respectively, over SG&A expenses of $749,130 and $2,554,941 for the three and nine months ended September 30, 2009. This was primarily attributable to decrease in Depreciation and Amortization of $14,461 and $73,455 for the three and nine months ended September 30, 2010 versus the same period in 2009, as well as decreases in Payroll of $65,161 and $66,917, Cost of Financing of $0 and $83,089, Legal and Professional Fees of $11,630 and $114,601, Insurance of $11,596 and $36,710 respectively, for the three and nine months ended September 30, 2010 versus the same period in 2009.

Other Income (Expense)

Other Expense of $162,912 and $529,896 for the three and nine months ended September 30, 2010 increased by $5,170 and $3,962, respectively, over Other Expense of $157,742 and $525,934  for the three and nine months ended September 30, 2009. This is primarily attributable to the interest expense on the Dutchess convertible debentures issued in June 2007 and November 2007.

Net (Loss)

Net Loss attributable to common stockholders of $318,492 and $1,085,247 for the three and nine months ended September 30, 2010 decreased by $30,039 and $166,363, respectively, over the Net Loss of $348,531 and $1,251,610 for the three and nine months ended September 30, 2009. This was a direct result of the decrease in Gross Margin described above and offset by the decreases in the Selling, General, and Administrative expenses described above.

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

At September 30, 2010, the Company had negative working capital of approximately $7,326,305.

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

Item 4.

Controls and Procedures

The Company's management evaluated, with the participation of its President, the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the SEC Act of 1934) as of September 30, 2010. Based on such evaluation, the President of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is not operating in an effective manner.

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

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)
Date: November 15, 2010	By:	/s/ John X. Adiletta
John X. Adiletta,
Chief Executive Officer
Chief Financial Officer