Form 10-K
period 2010-12-31
SOMERSET INTERNATIONAL GROUP,INC.
filed 2011-03-31
CIK 350524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
_____________________

FORM 10-K
_____________________

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010
or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to ____________

SOMERSET INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)
___________________

Delaware		13-2795675
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

90 Washington Valley Road, Bedminster, NJ07921
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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March31, 2011 was $130,752.

On March 31, 2011, there were 23,348,655 outstanding shares of the registrant’s common stock, $.001 par value.

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

Three of our subsidiaries specialize in thedistribution, sale, installation, and maintenance of fire and security equipment and systems that include fire detection, video surveillance, and burglar alarm equipment.

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

(c) Corporate Developments

On December 1, 2010, the Company received a notice of default from Dutchess Private Equities Fund requiring payment in full of outstanding obligations.  The Company is attempting to resolve these outstanding obligations with Dutchess Private Equities Fund.  There is no assurance that the Company will be successful in these attempts.

(d)  2010 Revenues

            Somerset’s revenueswere$3,631,257for the twelve months ended December 31, 2010.

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

(f) Employees

As of March 31, 2011, Somerset has 1 employee, Secure has 6 employees, Meadowlands has 9 employees, and Fire Control has 7 employees. No employees are currently covered under collective bargaining agreements.

Item 2.  Description of Property

Somerset’sexecutiveofficeis located at 90 Washington Valley Road, Bedminster, New Jersey, 07921. The Company leases such space on a month to month basis.Secure’s office is located at 1800 Bloomsbury, Ocean, NJ 08812 on a month to month basis and Meadowlands and Fire Control are located at 320 Essex Street, Suite 3, Stirling, NJ,07980 subject to a two year lease, expiring on February28, 2013.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and IssuedPurchases of Equity Securities

On November 10, 2004, the Company was notified that it had received clearance from the National Association of Securities Dealers (“NASD”) to have its Common Stock quoted on the Over the Counter (“OTC”) Bulletin Board.

Our common stock is currently traded on the Pink Sheets under the symbol “SOSI.” Our common stock has been quoted on the OTC Bulletin Board since November 10, 2004.  The following table sets forth the range of high and low bid quotations for each quarter of calendar year 2010, and the first quarter of calendar year 2011 up to March 30, 2011. These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Year	Period	High	Low
2010	First	$0.015	$0.01
2010	Second	$0.01	$0.015
2010	Third	$0.001	$0.0006
2010	Fourth	$0.003	$0.005
2011	First	$0.09	$0.005

As of December 31, 2010, there were approximately 197 holders of record of Somerset’s common stock.

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

Warrants

As of December 31, 2010, 12,950,000 warrants have been issued to two warrant holders. The warrant holders are entitled to purchase fully paid and nonassessable shares of  our common stock, $.001 par value per share at a per share purchase price in the following manner:

Issue Date	Expiration Date	Number of Shares of Common Stock	Price	Basis for Warrant issuance
06/15/07	06/14/12	7,000,000	$ 0.05	Convertible Debenture
11/14/07	11/13/12	5,000,000	$ 0.05	Convertible Debenture
09/08/08	09/07/13	900,000	$0.001	Amendment to Convertible Debenture
01/26/09	01/25/12	50,000	$0.001	Convertible Note
Total		12,950,000

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

As of December 31, 2010, 100,000 options have been issued to oneemployee.
Issue Date	Expiration Date	Number of Shares of Common Stock	Price
04/02/09	04/01/12	100,000	$0.015
Total		100,000

Item 6.Selected Financial Data

The table below presents selected financial data for Somerset for the past two years.

Results of Operations For The Year Ended December 31,	2010	2009
Sales	$3,631,257	$4,219,561
Operating Expenses	2,713,190	3,282,720
Loss from Operations	(832,156)	(929,419)
Net Loss attributable to Common Stockholders	$(1,545,106)	$(1,653,834)
Basic Loss per Common Share	$(0.07)	$(0.07)

Financial Position at December 31,	2010	2009
Total Assets	$3,842,051	$4,802,022
Total Liabilities	8,700,370	8,115,235
Shareholders Equity(Deficit)	$(4,858,319)	$(3,313,213)

Item 7.  Management's Discussion of Financial Condition and Results of Operations

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates," "may," "will," "likely," "could" and words of similar import. Such statements include statements concerning the Company's business strategy, operations, cost savings initiatives, future compliance with accounting standards, industry, economic performance, financial condition, liquidity and capital resources, existing government regulations and changes in, or the failure to comply with, governmental regulations.  All statements in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding Somerset statements regarding future sales and its efforts to attract new customers for its products and develop new  products. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including, but not limited to, uncertainties relating to technologies, product development, our ability to generate sufficient cash from operations or from investors or lenders to fund product development and sales and marketing efforts needed to attract new customers, operations, manufacturing, market acceptance, cost and price of Somerset products, ability to attract new customers, regulatory approvals, competition, intellectual property of others, and patent protection and litigation.  The Company's actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified elsewhere in this Annual Report on Form 10-K. Somerset expressly disclaims any obligation or undertaking to release publicly any updated or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any changeinevents, conditions, or circumstances on which any such statements are based.

General

On June 30, 2007, we entered into a Stock Purchase Agreement (“Agreement”) in which Secure, our wholly owned subsidiary, purchased all the shares of Meadowlands Fire, Safety, and Electrical Supply Co., Inc., a New Jersey corporation, and Vanwell Electronics, Inc., a New Jersey corporation (collectively “Meadowlands”) from Keith Kesheneff and Kathryn Kesheneff, being all of the shareholders of Meadowlands.  Pursuant to the Agreement, Secure acquired Meadowlands whereby Meadowlands became a wholly owned subsidiary of Secure.  The purchase was financed through the use of some of the proceeds of the June15, 2007 convertible debenture.

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

Revenues

Revenues of $3,631,257 for the year ended December 31, 2010decreased by $588,304 over revenues of $4,219,561 during the year ended December 31, 2008. Equipment Sales revenues decreased by $435,567 for the twelve months ended December 31, 2010 versus the same period in 2009.  Installation revenues decreased by $84,566 and Maintenance revenues decreased by $68,171 for the twelve months ended December 31, 2010 versus the same period in 2009.

Costs of Goods Sold

Costs of Goods Sold for the year ended December 31, 2010decreased to $1,748,223, representing adecrease of $118,037 over costs of goods sold of $1,866,260during the year ended December 31, 2009.  This was primarily attributable to a decrease in cost of systems sold of $239,153and $18,109 in engineering and development costsfor the twelve months ended December 31, 2010 versus the same period in 2009, offsetby anincrease in installation and service costsof $118,027for the twelve months ended December 31, 2010 versus the same period in 2009.

Gross Margin

Gross Margin for the year ended December 31, 2010decreased to $1,883,034 representing andecrease of $470,267 from a gross margin of $2,353,301 during the year ended December 31, 2009.  This was a direct result of the net decreases in Revenues and the Cost of Goods Sold described above.

Selling, General, and Administrative Expenses(“SG&A”)

SG&A expenses for the year ended December 31, 2009 of $2,715,190 decreased by $567,530 over SG&A expenses of $3,282,720during the year ended December 31, 2008.  Selling general and administrative expenses decreased by $491,984, amortization expense decreased by $53,138, and depreciation expense increased by $22,408 from the year ended December 31, 2009.  This was primarily attributable to decrease in payroll expenses of $273,296, a decrease of $132,018 in professional and consulting fees, and a decrease in cost of financing of $33,089 for the twelve months ended December 31, 2010 versus the same period in 2009.

Other Income (Expense)

Other Expense decreased to $694,841 for the year ended December 31, 2010 from $716,471 during the year ended December 31, 2009, representing a decrease of $21,630.  Interest expense for the year ended December 31, 2010 increased by $37,268 to $713,401 from interest expense of $676,133 during the year ended December 31, 2009. This is primarily attributable to the interest expense on the Dutchess convertible debentures issued in June 2007 and November 2007and the notes issued in 2009.

Net (Loss)

Net Loss attributable to common stockholders for the year ended December 31, 2010decreased by $108,728 to $1,545,106 from $1,653,834 during the year ended December 31, 2009.  The decrease in net loss is primarily attributable to thedecrease in gross margin described above for the period and thedecrease in selling, general, and administrative expenses for the year as described above.

Liquidity and Capital Resources

We are currently financing our operations primarily through cash generated by financing activities in the form of promissory notes, convertible debentures, and equity investments. We financed our business acquisitions through the issuance of redeemable preferred stock, cash generated from promissory notes, and convertible debentures.

Substantially all principal payments due under the terms of the Dutchess Debentures during 2010 are in arrears.  Partial payments of interest on these debentures were made during 2010.  The failure to pay any principal or interest due under these debentures within ten days of the due date is considered an “event of default”.  As such, the entire balance of principal and interest on the Dutchess Notes are payable on demand.On December 1, 2010, the Company received a notice of default from Dutchess Private Equities Fund requiring payment in full of outstanding obligations.  The Company is attempting to resolve these outstanding obligations with Dutchess Private Equities Fund.  There is no assurance that the Company will be successful in these attempts.

At December31, 2010, the Company had negative working capital of approximately $7,605,866.

We plan to establish a source of revenues sufficient to cover our operating costs by acquiring additional companies that are generating positive cash flows from operating activities either at acquisition or projected to do so in the future, thereby furthering the objective of becoming profitable and generating positive cash flow from operating activities on a consolidated basis.  The funds needed to continue operations over the next twelve months will be raised from accredited investors and/or institutional investors as in the previous financings. During this period, the Company will attempt to reduce or defer expenses until the capital is available.These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Update 2010-06,"Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements", which is effective for annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuance and settlements in the rollforward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010.  This update modifies current professional standards to require certain disclosures as follows:

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

Item 9(A). Controls and Procedures

Evaluation of disclosure controls and procedures

The Company's management evaluated, with the participation of its President, the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the SEC Act of 1934) as of December 31, 2010.  Based on such evaluation, the President of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is not operating in an effective manner.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of management, including our President, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During management’s evaluation of internal controls over financial reporting, the following material weaknesses in the internal control over financial reporting procedures were found:

·	There is no Audit Committee in place as required by the Sarbanes-Oxley Act of 2002.
·	There are no controls in place to ensure complete and accurate recording of all trade payables, accrued liabilities and accrued purchases.
·	There are no controls in place to determine that the inventory valuation has not been impaired due to obsolescence and or reduction of net realizable value below cost.
·	There is no independent review of expenditures that are approved by the CEO by the Audit Committee to ensure validity of expenditures.
·	There is no independent review of expenditure classifications to ensure they are complete and accurate.
·	All spreadsheets that are used in connection with preparation of the financial statements are not independently re-calculated, reviewed and approved by management.
·	There is no independent review and re-calculation of stockholders’ equity section of the financial statement.
·	There is no independent review and re-calculation of investments in subsidiaries and other equity investment values represented in the financial statements.
·
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

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the SEC Act of 1934) identified in connection with the evaluation as of December 31, 2010 by the President, which occurred during the most recent fiscal quarter, which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Part III

Item 10.  Directors and Executive Officers and Corporate Governance

The directors and executive officers of the Company are:
Name	Positions with registrant	Has served as
	and age as of March 31, 2010	director since

John X. Adiletta	President,	February, 2004
Chief Executive Officer,
Chairman, 62

John X. Adiletta, President, Chief Executive Officer and a member of the Board of Directors of the Company since February 12, 2004, at which time Somerset International Group Inc., a New Jersey corporation 45% owned by Mr. Adiletta purchased the majority of the controlling stock held by J.R.S. Holdings L.L.C.  Mr. Adiletta is a senior executive with over 40 years of multi-functional experience in the telecommunication services, mobile and modular facilities leasing, and vehicle leasing industries.  Mr. Adiletta currently serves on the Board of Directors of Output Services Group, Inc., a privately held company.

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

Compliance with 16(A) of the Exchange Act:

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, all reports required to be filed were timely filed in fiscal year ended December 31, 2010.

Code of Ethics:

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 11.  Executive Compensation

The following summary compensation table sets forth all compensation paid by Somerset during the fiscal years ended December 31, 2010, 2009 and 2008 in all capacities for the accounts of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Name and Principal		Annual	Restricted
Position	Year	Compensation	Stock Awards

John X. Adiletta, CEO	2010	$366,000	0
	2009	$366,000	0
	2008	$366,000	0

John X. Adiletta, our Chairman, President and CEO, entered into an employment Agreement with Somerset-NJ in January 2004, pursuant to which he currently receives a base salary of $250,000 (subject to a minimum upward adjustment of 10% annually). Pursuant to our merger with Somerset-NJ we assumed the obligations set forth in the employment agreement. Mr. Adiletta is also eligible for such bonus compensation as may be determined by the Board of Directors from time to time, as well as a bonus of five percent (5%) of the earnings before interest, depreciation, and amortization based on our audited consolidated results. The employment agreement terminates on December 31, 2009. The agreement contains non-competition and termination non-solicitation provisions which survive the termination of Mr. Adiletta’s employment for one year. In the event of termination of employment without cause, the agreement provides that we shall: (1) pay Mr. Adiletta severance equaling the greater of the balance of the term of the agreement or one year’s salary, (2) provide to Mr. Adiletta certain medical (including disability) and vacation benefits; and (3) within 3 months of termination, pay to Mr. Adiletta an amount equal to the bonus paid to Mr. Adiletta in the preceding year under the agreement. In the event of a change of control, as defined in the agreement, Mr. Adiletta may at his election, at any time within one year after such event, terminate the agreement with 60 days prior written notice. Upon such termination, Mr. Adiletta is entitled to: (1) a lump-sum severance payment equal to 200% of Mr. Adiletta’s annual salary rate in effect as of the termination, or if greater, such rate in effect immediately prior to the change in control of Somerset, (2) an amount equal to 200% of his bonus for the previous year; and (3) for a eighteen (18) month period after such termination certain disability, accident and group health insurance benefits. On August 29, 2008, the Board of Directors, with the approval of a majority of the shareholders of the Company entered into an amendment to extend the Employment Agreement dated January 6, 2004 for an additional 3 years from January 6, 2009.  On January 6, 2009, Mr. Adiletta signed anadditional agreement, in which he agreed to permanently waive the 2009 salary increase provided for in his employment agreement. The additional agreement is for the period of January6,2009 though January5, 2010.On January 6, 2010, Mr. Adiletta signed anadditional agreement, in which he agreed to permanently waive the 2010 salary increase provided for in his employment agreement. The additional agreement is for the period of January6,2010thoughJanuary5, 2011.On January 6, 2011, Mr. Adiletta signed an additional agreement, in which he agreed to permanently waive the 2011 salary increase provided for in his employment agreement. The additional agreement is for the period of January 6, 2011though January 5, 2012.

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

Title		Number of Shares	Percent
of Class	Name	Beneficially Owned	of Class

Common	John X. Adiletta	5,750,000	24.62%
	c/o90 Washington Valley Road
	Bedminster,New Jersey09721

Common	William F. Farley	4,980,436	21.33%
	c/o90 Washington Valley Road
	Bedminster,New Jersey07921

Voting	All Directors and
	Officers as a group	5,750,000	24.62%

Item 13. Certain Relationships and Related Transactions

The stockholder note payable was $388,528 at December31, 2008. The note plus accrued interest matured on December 31, 2001. On July 1, 2004, the Company amended the note to add accrued interest through June 30, 2004 of $266,855 to the principal amount of $503,602. The new principal amount of the note was repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including annual interest at 10% beginning March 1, 2006 and ending July 1, 2009.  Payments are currently in arrears.

Item14.Principal Accounting Fees and Services

Audit Fees

For the Company's fiscal year ended December 31, 2010there was no audit performed and therefore no fees.  For the Company's fiscal year ended December 31, 2008, the Company was billed approximately $122,000, for professional services rendered for the audit and review of its financial statements.

Tax Fees

For the Company's fiscal years ended December 31, 2010 and 2009, the Company incurred no fees for preparation of its corporate income tax returns.

All Other Fees

None for 2010 and 2009.

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

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of whatpercentage of the above fees was pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

     (a) Reports on Form 8-K and Form 8K-A

None.

     (b) Exhibits

14                         Code of Ethics*

31.1                      Certification of John X. Adiletta pursuant to 18U.S.C. Section 1350 as adopted pursuant toSection 302 of the Sarbanes-Oxley Actof 2002.

32.1                      Certification of John X. Adiletta pursuant to 18U.S.C. Section 1350 as adopted pursuant toSection 906 of the Sarbanes-Oxley Actof 2002.

*Filed as an exhibit to our December 31, 2008 Form 10k filed with the SEC on
March 31, 2009.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)

Date: March31, 2011	By:	/s/ John X. Adiletta
John X. Adiletta
Chief Executive Officer

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONTENTS TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	Page

Unaudited Balance Sheets	F-2
December 31, 2010 and 2009

Unaudited Statements of Operations
For the Years Ended December 31, 2010 and 2009	F-3

Unaudited Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2010 and 2009	F-4

Unaudited Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009	F-5

Notes to Unaudited Consolidated Financial Statements	F-6- F-22

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
(SEE NOTE 1B – BASIS OF PRESENTATION)
UNAUDITED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$34,726	$43,633
Accounts receivable, net	446,158	572,548
Inventories	599,858	615,379
Prepaid expenses	4,208	84,208
Other current assets	9,554	10,265
Total Current Assets	1,094,504	1,326,033

Property and equipment, net	92,251	127,617

Other Assets:
Deposits	7,120	7,120
Deferred financing costs, net	19,138	116,676
Customer Lists, net	428,683	1,024,221
Goodwill	2,200,355	2,200,355
Total other assets	2,655,296	3,348,372

TOTAL ASSETS	$3,842,051	$4,802,022

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,770,036	$1,685,102
Promissory notes payable - current	1,448,116	1,493,017
Dutchess promissory notes payable - current	3,875,920	3,875,920
Accrued interest payable	1,364,882	791,290
Deferred revenue	241,416	269,906
Total Current Liabilities	8,700,370	8,115,235

TOTAL LIABILITIES	8,700,370	8,115,235

Stockholders’ Equity(Deficit):

Common Stock, 200,000,000 shares authorized,	23,349	23,349
$.001 par value, 23,348,655 and 23,333,655shares issued and outstanding in 2009 and 2008 respectively
Capital in excess of par value	31,367,243	31,367,243
Accumulated deficit	(36,248,911)	(34,703,805)
Total Stockholders’ (Deficit)	(4,858,319)	(3,313,213)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$3,842,051	$4,802,022

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(SEE NOTE 1B – BASIS OF PRESENTATION)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Revenues
Equipment sales	$1,011,271	$1,446,838
Installation revenues	875,520	960,086
Maintenance revenues	1,744,466	1,812,637
Total revenues	3,631,257	4,219,561

Costs of goods sold
Material cost of systems sold	733,365	972,518
Install and service costs	893,911	775,884
Engineering and development	120,947	117,858
Total costs of goods sold	1,748,223	1,866,260

Gross margin	1,883,034	2,353,301

Selling, general, and administrative expenses
Selling, general, and administrative expense	1,994,927	2,486,911
Depreciation expense	27,187	49,595
Amortization expense	693,076	746,214
Total selling, general, and administrative expenses	2,715,190	3,282,720

Loss from operations	(832,156)	(929,419)

Other Income(Expense)
Interest expense	(713,401)	(676,133)
Other income (expense)	18,560	(40,338)
Total other expense	694,841	(716,471)

Loss before income taxes	(1,526,997)	(1,645,890)

Provision for income taxes	18,109	7,944

Net loss	(1,545,106)	(1,653,834)

Net loss attributable to common stockholders	$(1,545,106)	$(1,653,834)

Basic and diluted net loss per common share	$(0.07)	$(0.07)

Weighted Average Number of Common Shares	23,348,655	23,348,573

See accompanying Notes to the Consolidated Financial Statements

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(SEE NOTE 1B – BASIS OF PRESENTATION)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	PREFERRED STOCK		COMMON STOCK		CLASS A COMMON STOCK		CAPITAL IN		TOTAL STOCKHOLDERS’
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	EXCESS OF PAR	ACCUMULATED DEFICIT	EQUITY (DEFICIT)

Balance at December 31, 2008	-	$-	23,333,655	$23,334	-	-	$31,366,808	$(33,049,971)	$(1,659,829)

Net Loss	-	-	-	-	-	-	-	(1,653,834)	(1,653,834)

Issuance of Common Stock for cash	-	-	15,000	15	-	-	435	-	450
Balance at December 31, 2009	-	$-	23,348,655	$23,349	-	-	$31,367,243	$(34,703,805)	$(3,313,213)

	PREFERRED STOCK		COMMON STOCK		CLASS A COMMON STOCK		CAPITAL IN		TOTAL STOCKHOLDERS’
	SHARES	PAR VALUE	SHARES	PAR VALUE	SHARES	PAR VALUE	EXCESS OF PAR	ACCUMULATED DEFICIT	EQUITY (DEFICIT)

Balance at December 31, 2009	-	$-	23,348,655	$23,655	-	-	$31,367,243	$(34,703,805)	$(3,313,213)

Net Loss	-	-	-	-	-	-	-	(1,545,106)	(1,545,106)

Balance at December 31, 2009	-	$-	23,348,655	$23,349	-	-	$31,367,243	$(36,248,911)	$(4,858,319)

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(SEE NOTE 1B – BASIS OF PRESENTATION)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Cash Flows From Operating Activities:	2010	2009
Net Loss	$(1,545,106)	$(1,653,834)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	27,187	49,595
Amortization	693,076	746,214
Gain on sale of equipment	--	--

Changes in operating assets and liabilities:
Accounts receivable	126,390	72,685
Inventories	15,521	(127,223)
Prepaid expense	80,000	(79,999)
Other current assets	711	179
Deposits	-	2,705
Accounts payable and accrued expenses	84,934	418,747
Accrued interest payable	573,592	514,425
Deferred revenue	(28,490)	1,825
Net Cash Used inOperating Activities	27,815	(54,681)

Cash Flows From Investing Activities:
Purchase of equipment	--	--
Proceeds from sale of fixed assets	8,179	--
Net Cash Provided by (Used in) Investing Activities	8,179	--

Cash Flows From Financing Activities:
Payment ofDutchess debentures	--	--
Proceeds from issuance of notes payable	--	80,000
Payment of seller note	--	--
Payment of promissory notes	(44,901)	(47,418)
Payment of stockholder note payable	--	--
Net Cash Provided by (Used in ) Financing Activities	(44,901)	32,582

Net Change in Cash and Cash Equivalents	(8,907)	(22,099)
Cash at Beginning of the Year	43,633	65,732
Cash at End of the Year	$34,726	$43,633

Cash paid for:
Interest	$133,026	$158,856
Income Taxes	$18,109	$7,942

Non Cash Investing & Financing Activities:
Promissory note incurred upon acquisition of equipment	$--	$61,339
Stock issued in conjunction with issuance of notes payable	$--	$450

See accompanying Notes to the Consolidated Financial Statements

Note 1.Business and Basis of Presentation

A.           Nature of the Business

Somerset International Group, Inc. (the “Company”) is in the businessof acquiring profitable or near term profitable private small and medium sized businesses that provide proprietary security products and solutions for people and enterprises – from personal safety to information security – and maximizing the profitability of our acquired entities and to act as a holding company for such entities. On July 7, 2004, we entered into a Plan and Agreement of Merger with Secure Systems, Inc., a New Jersey corporation, which provides wireless security products and services marketed throughout the United States.

Our executive office is located at 90 Washington Valley Road, Bedminster, New Jersey, 07921.

Customers are located primarily in the northeastern United States.

B.           Basis of Presentation

The unaudited consolidated financial statements included herein have not been audited by the Company’s independent registered accounting firm.  Therefore, these statements have not been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue which is adequate to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Management is actively involved in exploring business opportunities which they believe will allow the Company to increase shareholder’s value and allow it to continue as a going concern.  In order to continue operations, the Company requires additional capital infusions to acquire or develop business opportunities.  Management continues to search out financing opportunities to finance its operations. If management is unsuccessful in this regard, they would seek to sell or dissolve the Company.  The Company had net losses for the years ended December 31, 2010 and 2009 of approximately $1,545,000and $1,654,000, respectively, and had an accumulated deficit of approximately $36,249,000 and a stockholders’ deficit of approximately $4,858,000 as of December 31, 2010.  The Company also contributed net cash in operating activities of approximately $27,815in 2010. In addition at December 31, 2010, the Company has a working capital deficit of approximately $7,606,000. The Company will require financing to fund its current operations and will require additional financing to acquire or develop other business opportunities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.Significant Accounting Policies

A.	Cash and cash equivalents

Cash and cash equivalents include cash on hand and in the bank, as well as all short-term securities held for the primary purpose of general liquidity.  Such securities normally mature within three months from the date of acquisition.

B.	Accounts Receivables

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivables are stated at the amount billed to the customer.  Interest is not billed or accrued.  Accounts receivables in excess of 90 days old are considered delinquent.  Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice.  The Company has an allowance for doubtful accounts of approximately $31,000 and $31,000 as of December 31, 2010 and 2009, respectively, based on its historical collectability.

C.	Propertyand Equipment

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

Currently, Secure System, Inc. has five customers which accounted for all of their revenues. Meadowlands has approximately 200 active accounts and Fire Control has approximately 150 active accounts which accounted for all of their revenues.  While our goal is to diversify Secure’sand Fire Control’s customer base, Secure expects to continue to depend upon a relatively small number of customers for a significant percentage of its revenues for the foreseeable future. Significant reductions in sales to any of our customers may have a material adverse effect on us by reducing our revenues and our gross margins.

E.	Use ofEstimates:

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures including the disclosure of contingent assets and liabilities.Accordingly, actual results could differ from those estimates.  Most critical are the fair value estimates related to the net tangible and identifiable assets of acquired companies, as well as customer lists and the estimated fair value of reporting units used when evaluating Goodwill for impairment.

F.	Income Taxes:

The Company files tax returns in the U.S. federal jurisdiction and various states.  The Company has no open years prior to 2006.

The Company adopted the accounting pronouncement dealing with uncertain tax positions as of January 1, 2009.  Upon adoption of this accounting pronouncement, the Company had no unrecognized tax benefits.  Furthermore, the Company had no unrecognized tax benefits at December 31, 2010.

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

Certain reclassifications were made to the 2009 financial statements in order to conform to the 2010 financial statement presentation.  Such reclassifications had no effect on 2009’s reported net loss.

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

The Company has three separate and distinct revenue streams–equipment sales, installation and maintenance.

The description of each stream is as follows:

·	Equipment:

The pricing for an equipment sale is generally established through a customer purchase order and is a separate stand-alone arrangement.  Revenue is recognized for equipment sales upon the delivery of the equipment, which is the date on which customer becomes responsible for the payment of the equipment.

·	Installation:
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

The Company computes net loss per share in accordance with Professional Standards and utilizes guidance provided by SEC Staff Accounting Bulletin No. 98 (SAB 98). Under these provisions basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted earnings per share are determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended December 31, 2010 and 2009, 4,208,505 and 4,208,505of common stock equivalent shares were excluded from the computation of diluted net loss per share after considering ownership limitations of certain warrants and conversion features.

N.	Advertising Costs:

Advertising costs are treated as period costs and expenses as incurred.  During the years ended December 31, 2010 and 2009 advertising costs totaled approximately $0 and $6,832, respectively, and are included in operating expenses in the accompanying consolidated statements of income.

O.	Goodwill and Intangible Assets:

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Professional Standards, goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to software, customer lists, covenant not to compete and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally three to seven years.  As of December 31, 2010, no impairment charge was necessary.

In accordance with Professional Standards, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually or on an interim basis in certain circumstances as required. The Company measures impairment lossesby comparing carrying value to fair value. The impairment test compares the carrying amount of the reporting unit to its fair value.  Discounted cash flows are utilized to determine the fair value of the assets being evaluated.  The impairment test in 2010 and 2009 supported the carrying value of goodwill, and as such, no write-down in the carrying value of goodwill was recorded.

In accordance withProfessional Standards, long-lived assets used in operations are reviewed for impairment whenever events or change circumstances indicate that carrying amounts may not be recoverable. For long-1ived assets to be held used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between carrying amount and fair value.

Note 3.Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Update 2010-06,"Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements", which is effective for annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuance and settlements in the rollforward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010.  This update modifies current professional standards to require certain disclosures as follows:

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

Note 4.Inventory

Inventory consists of the following at December 31, 2010:

	2010	2009
Raw materials	$479,083	$429,978
Work in progress	69,885	116,553
Finished goods	50,100	68,848
Total	$599,068	$615,379

Note 5.Property, Equipment, and Leasehold Improvements
	2010	2009
Equipment	$311,490	$311,490
Furniture	97,203	97,203
Leasehold Improvements	69,108	69,108
Vehicles	480,496	488,676
Total	958,297	966,477
Accumulated Depreciation	866,046	(838,860)
Property, Equipment, and Leasehold Improvements, net	$92,251	$127,617

Depreciation expense for the years ended December 31, 2010 and 2009 was $27,187 and $49,595, respectively.

 Note 6.Promissory Notes Payable

The Company’s debt obligations are comprised of Dutchess notes payable issued in connection with the Company’s acquisitions of Vanwell and Meadowlands and their acquisition of Fire Control and other various notes payable.  All notes past their respective payment due dates are in default.  On December 1, 2010, the Company received a notice of default from Dutchess Private Equities Fund requiring payment in full of outstanding obligations.  The Company is attempting to resolve these outstanding obligations with Dutchess Private Equities Fund.  There is no assurance that the Company will be successful in these attempts.

The following is a summary of those obligations:

Various Notes Payable:
Outstanding balances on notes payable consist of the following at December 31:

	2010	2009
Note issued in January 2004 with interest at 12% per annum, convertible at $0.25 per share. Payment due date was extended to December 31, 2005.	$175,000	$175,000
Note issued in June 2004 with interest at 12% per annum, convertible at $0.25 per share. Payment due date was extended to December 31, 2005. [a]	100,000	100,000
Notes issued in March 2005, with interest at 15% per annum, convertible at $0.15 per share. Payment due date was extended to December 31, 2005.	74,000	74,000
Note issued in April 2005 with interest at 12% per annum, convertible at the lesser of $0.15 per share. Payment due date was extended to December 31, 2005. [b]	20,000	20,000
June 2007, interest bearing short term note issued to the sellers in connection Vanwell and Meadowlands acquisition, convertible into the Company’s common stock at $0.40 per share.	20,833	20,833
September 2007, non-interest bearing short term note issued to the sellers in connection Vanwell and Meadowlands acquisition.	355,000	355,000
Note issued in August 2008, with interest at 15% per annum, convertible at $.25 per share. Payment due date is March 2009.	50,000	50,000
Note issued in October 2008, with interest at 15% per annum, convertible at $.25 per share. Payment due date is April 2009.	150,000	150,000
Note issued in January 2009, with interest at 15% per annum, convertible at $.25 per share. Payment due date is April 2009.[c]	30,000	--
Note issued in January 2009, with interest at 15% per annum, convertible at $.25 per share. Payment due date is April 2009. [d]	50,000	--
10% stockholder note payable, with monthly payments of $17,928. Payments are in arrears.	388,528	388,528
Vehicle Loans	34,755	79,656
Total notes payable	1,448,116	1,493,017
Less Current Portion	1,448,116	1,360,561
Long Term Portion	$--	$--

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

[c]:  In connection with the January 2009$30,000 note, the Company issued 15,000 shares of stock valued at approximately $450, which was recorded as a debt discount paid and is amortizable over the life of the debt.  Debt discount related to the conversion feature is insignificant to these financial statements.

[b]:  In connection with the January 2009 $50,000 note, thedebt discount related to the conversion feature and warrant issued is insignificant to these financial statements.

Dutchess Notes Payable:

Dutchess notes payable consist of the following at December 31:

	2010	2009
June 2007 14% convertible note payable, as amended, with Dutchess Private Equities Fund, Ltd., with payments as described below, convertible at the lesser of $0.20 per share or 75% of the lowest closing bid price for the previous 10 business days [a]	$2,582,720	$2,582,720
November 2007 14% convertible note payable, as amended, with Dutchess Private Equities Fund, Ltd., with payments as described below, convertible at the lesser of $0.10 per share or 75% of the lowest closing bid price for the previous 10 business days[b]	1,293,200	1,293,200
Total Dutchess notes payable	3,875,920	3,875,920
Less Current Portion	3,875,920	3,875,920
Long Term Portion	$--	$--

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

2.	The Company warrants that no indebtedness of theCompany is senior to the Debenture in right of payment, whether with respect to interest, damages or upon liquidation or dissolution or otherwise.

3.	As to the June Debenture, commencing on December 30, 2007, the Company agreed to make the following monthly amortizing payments:

●	December 30, 2007 – May 31, 2008 Fifteen thousand dollars ($15,000)/month
●	June 30, 2008 Thirty-five thousand dollars ($35,000)
●	July 31, 2008 Fifteen thousand dollars ($15,000)
●	August 31, 2008 – December 30, 2008 Two thousand dollars ($2,000)/month
●	January 31, 2009 – May 31, 2009 Forty-five thousand dollars ($45,000)/month
●	June 30, 2009 thereafter until the face amount is paid in full Seventy-five thousand dollars ($75,000)/month

4.	As to the November Debenture, commencing on December 30, 2007, the Company shall make the following monthly amortizing payments:

●	January 31, 2008 – July 31, 2008 Eight thousand dollars ($8,000)
●	August 31, 2008 – January 31, 2009 Three thousand dollars ($3,000)
●	February 28, 2009 – July 31, 2009 Twenty thousand dollars ($20,000)/month
●	August 31, 2009 – April 30, 2010 Thirty thousand dollars ($30,000)/month
●	May 31, 2010 thereafter until the face amount is paid in full Forty thousand dollars ($40,000)/month

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

The Dutchess notes are securitized by the assets of the company.Substantially all principal payments due under the terms of the Dutchess Debentures during 2010 are in arrears.  Partial payments of interest on these debentures were made during 2009 and through March 31, 2009.  The failure to pay any principal or interest due under these debentures within ten days of the due date is considered an “event of default”.  As such, the entire balance of principal and interest on The Dutchess Notes are payable on demand.On December 1, 2010, the Company received a notice of default from Dutchess Private Equities Fund requiring payment in full of outstanding obligations.  The Company is attempting to resolve these outstanding obligations with Dutchess Private Equities Fund.  There is no assurance that the Company will be successful in these attempts.

Note 7.Preferred Stock

The preferred stock of the Company has a par value of $.001 per share and100,000,000 shares have been authorized to be issued. No shares of preferredstock were issued or outstanding at December 31, 2010 and 2009.On September 28, 2007, in accordance with the terms of the Series A Preferred Stock, all of the holders of preferred stock converted such stock to common stock.

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

Note 8. Related Party Transactions

The balance of the stockholder note payable was $388,528bothat December31, 2010 and 2009. The original stockholder note was partially repaid with a $150,000 payment on March 11, 2005 and monthly payments of $17,928 including annual interest at 10% beginning March 1, 2006 and ending July 1, 2009.  Such payments are in arrears as of December 31, 2010.

 Note 9.Stockholders’ Equity (Deficit)

As of December 31, 2010, 200,000,000 shares of Common Stock are authorized, 23,348,655 shares of common stock issued and outstanding, and held by 197 shareholders. There are also 13,100,000 warrants issued and outstanding.  Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

The following is a summary of warrants outstanding at December 31, 2010:

Issue Date	Expiration Date	Number of Shares of Common Stock	Price	Basis for Warrant issuance
06/15/07	06/14/12	7,000,000	$0.05	Convertible Debenture
11/14/07	11/13/12	5,000,000	$0.05	Convertible Debenture
09/08/08	09/07/13	900,000	$0.001	Amendment to Convertible Debenture
01/26/09	01/25/12	50,000	$0.001	Convertible Note
Total		12,950,000

As of December 31, 2010, intrinsic value associated with outstanding warrants is not significant.

Holders of common stock do not have cumulative voting rights.Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

In addition, we also have Class A common stock, which has a par value of $.0035 per share and 12,000,000 shares have been authorized to be issued. As of December31, 2010, there are no shares of Class A common stock issued and outstanding. Both common stock and Class A common stock have the same voting rights.

The following is a summary of common stock issued by the Company during 2010 and 2009:

Date	Shares Issued	Consideration	Amount
January 2009	15,000 at approximately $0.03 per share	Private Placement	$450

Note 10.Acquisition Agreements

None.

Note 11.  Intangibles and Goodwill

Following is a summary of intangibles subject to amortization at December 31, 2010:

Intangibles subject to amortization:	GrossAmount	Accumulated Amortization	Net
Customer Lists	$2,805,700	$2,376,227	$429,473
Distribution Agreements	165,505	165,505	--
	$2,971,205	$2,542,345	$428,860

Amortization expense related to these assets for 2010and 2009was approximately $594,743 annually.  Estimated amortization expense for each of the ensuing years through December 31, 2012 is, approximately $405,993 and $23,485.

The following table summarizes the activity in goodwill for 2009 and 2010:

Beginning balance 1/1/2009, net	$2,200,355
2009 activity	0
Ending balance 12/31/2009, net	$2,200,355
2010 activity	0
Ending balance 12/31/2010, net	$2,200,355

The Company’s annual impairment test indicated that no impairment had occurred in 2010 and 2009 relating to the Secure reporting unit.

Note 12.Commitments and Contingencies

The Company has entered into an employment agreement with the President and CEO that became effective January 6, 2004. The employment agreement has a term of five years. In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year’s salary.On August 29, 2008, the Board of Directors, with the approval of a majority of the shareholders of the Company entered into an amendment to extend the employment agreement dated January 6, 2004 for an additional 3 years from January 6, 2009.  On January 6, 2009, the President and CEO signed anadditional agreement, in which he agreed to permanently waive the fiscal 2009 salary increase provided for in his employment agreement. The additional agreement is for the period of January6,2009 though January5, 2010.On January 6, 2010, Mr. Adiletta signed anadditional agreement, in which he agreed to permanently waive the 2010 salary increase provided for in his employment agreement. The additional agreement is for the period of January6,2010 though January5, 2011.On January 6, 2011, Mr. Adiletta signed anadditional agreement, in which he agreed to permanently waive the 2011 salary increase provided for in his employment agreement. The additional agreement is for the period of January6, 2011thoughJanuary5, 2012.The President and CEO’s compensation for the year ended December 31, 2010 was $366,000.

Secure leases its facility on a month to month basis at a monthly rent of $4,521.

Meadowlands and Fire Control are co-located and lease their facility through a two year lease that terminates on February 28, 2013, at a monthly rent of $3,750.

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

Note 13.Income Taxes:

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the provision for income taxes is as follows for the year ended December 31:

	2010	2009
Tax Benefit at U.S. statutory rate	$(388,000)	$(388,000)
Non Deductible Expenses		--
Change in valuation allowance	388,000	485,000
Provision for income taxes	$--	$--

Federal net operating loss carryforwards	$2,193,000	$2,193 ,000
State net operating loss carryforwards	480,000	480,000
Other	79,000	79,000
Valuation allowance	(2,752,000)	(2,752,000)
Net deferred tax asset	$--	$--

The Company has federal and state net operating loss carry forwards of approximately $8,468,000 and $7,300,000, respectively.  Such carryforwards expire at various times through 2028 and may be limited due to ownership changes.  Such losses are limited due to a change in control.

Note 14.Equity Incentive Plan

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

There have been 100,000 shares issued under the Plan.

Note 15.Subsequent Events

The Company has evaluated subsequent events through March 31, 2010 which is the date these financial statements were issued, and has determined that there are no events requiring recognition or disclosure in these financial statements.