Form 10-Q
period 2011-03-31
SOMERSET INTERNATIONAL GROUP,INC.
filed 2011-05-23
CIK 350524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2011

  COMMISSION FILE NO. 0-10854

SOMERSET INTERNATIONAL GROUP, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	13-2795675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Washington Valley Road, Bedminster, NJ  07021
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

As of May 20, 2011, there were 23,348,655 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q
(See Note 1B – Basis of Presentation)
March 31, 2011

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(SEE NOTE 1B – BASIS OF PRESENTATION)
MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$55,323	$34,726
Accounts receivable, net	366,667	446,158
Inventories	539,157	599,858
Prepaid expenses	3,858	4,208
Other current asset	9,554	9,554
Total Current Assets	974,559	1,094,504

Property and equipment, net	86,013	92,251

Other Assets:
Deposits	7,120	7,120
Deferred financing costs, net	--	19,138
Customer lists, net	280,785	428,683
Goodwill	2,200,355	2,200,355
Total other assets	2,488,260	2,655,296
TOTAL ASSETS	$3,548,832	$3,842,051

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,730,444	$1,770,036
Promissory notes payable - current	1,436,103	1,448,116
Dutchess promissory notes payable - current	3,875,920	3,875,920
Accrued interest payable	1,533,943	1,364,882
Deferred revenue	294,223	241,416
Total Current Liabilities	8,870,633	8,700,370

TOTAL LIABILITIES	8,870,633	8,700,370

Stockholders’ (Deficit):
Common Stock, 200,000,000 shares authorized, $.001 par value, 23,348,655 shares issued and outstanding in 2011 and 2010	23,349	23,349
Capital in excess of par value	31,367,243	31,367,243
Accumulated deficit	(36,712,393)	(36,248,911)
Total stockholders’ (deficit)	(5,321,801)	(4,858,319)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT )	$3,548,832	$3,842,051

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
(SEE NOTE 1B – BASIS OF PRESENTATION)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months Ending March 31,
	2011	2010
Revenues
Equipment sales	$188,585	$312,824
Installation and service revenues	72,145	113,409
Contract revenues	419,577	435,627
Total revenues	680,307	861,860

Costs of goods sold
Material cost of systems sold	141,513	139,792
Install and service costs	206,837	188,019
Engineering and development	28,434	28,562
Total costs of goods sold	376,784	356,373

Gross margin	303,523	505,487

Selling, general, and administrative expenses
Selling, general and administrative expense	436,686	512,420
Depreciation expense	6,545	7,551
Amortization expense	167,036	173,269
Total selling, general, and administrative expenses	610,267	693,240

Loss from operations	(306,744)	(187,753)

Other Income (Expense)
Interest (expense)	(169,061)	(161,737)
Other (expense)	16,287	2,452
Total other income (expense)	(152,774)	(159,285)

Loss before income taxes	(459,518)	(347,038)

Provision for (benefit from) income taxes	3,964	1,580

Net Loss	$(463,482)	$(348,618)

Basic and diluted net loss per common share	$(0.02)	$(0.01)

Weighted Average Number of Common Shares	23,348,655	23,348,655

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
(SEE NOTE 1B – BASIS OF PRESENTATION)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010
Cash Flows From Operating Activities:
Net (Loss)	$(463,482)	$(1,545,106)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	6,545	27,187
Amortization	167,036	693,076

Changes in operating assets and liabilities:
Accounts receivable	79,491	126,390
Inventories	60,701	15,521
Other current assets	--	711
Accounts payable and accrued expenses	(39,592)	84,934
Prepaid expense	350	80,000
Accrued interest payable	169,061	573,592
Deferred revenue	52,807	(28,490)
Net Cash Provided (Used) by Operating Activities	32,917	27,815

Cash Flows From Investing Activities:
Purchase of equipment	(307)	(450)
Proceeds from sale of fixed assets	--	8,179
Net Cash Used by Investing Activities	(307)	850

Cash Flows From Financing Activities:
Proceeds from issuance of promissory notes	--	--
Payment of promissory notes payable	(12,013)	(44,901)
Net Cash Provided (Used) by Financing Activities	(12,013)	(44,901)

Net Change in Cash and cash equivalents	20,597	(8,907)
Cash and cash equivalents at Beginning of the Period	$34,726	$43,633
Cash and cash equivalents at End of the Period	$55,323	$34,726

Cash paid for interest	$--	$133,026
Cash paid for taxes	$3,964	$18,109

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

Our executive office is located at 90 Washington Valley Road, Bedminster, New Jersey, 07021.

Customers are located primarily in the northeastern United States.

B.            Basis of Presentation

The unaudited consolidated financial statements included herein have not been reviewed by the Company’s independent registered public accounting firm.  Therefore, these financial statements have not been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Also, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of March 31, 2011 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of March 31, 2011 and the results of its consolidated operations and its consolidated cash flows for the periods ended March 31, 2011 and 2010.

The Unaudited Consolidated Statements of Operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of results for the full year.

The unaudited consolidated financial statements should be read in conjunction with the unaudited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2010 as included in the Company’s Form 10-K filed with the Commission on March 31, 2011.

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

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivables are stated at the amount billed to the customer.  Interest is not billed or accrued.  Accounts receivables in excess of 90 days old are considered delinquent.  Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice.  The Company has an allowance for doubtful accounts of approximately $31,000 and $31,000 as of March 31, 2011 and December 31, 2010, respectively, based on its historical collectability.

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

Currently, Secure System, Inc. has five customers which accounted for all of their revenues. Meadowlands has approximately 550 accounts and Fire Control has approximately 300 accounts which accounted for all of their revenues.  While our goal is to diversify Secure’s and Fire Control’s customer base, Secure expects to continue to depend upon a relatively small number of customers for a significant percentage of its revenues for the foreseeable future. Significant reductions in sales to any of our customers may have a material adverse effect on us by reducing our revenues and our gross margins.

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

H.            Reclassifications:
Certain reclassifications were made to the 2010 financial statements in order to conform to the 2011 financial statement presentation.  Such reclassifications had no effect on the prior reported net loss.

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

M.           Loss Per Share:

The Company computes net loss per share under the provisions of FASB ASC 260 (formerly SFAS No. 128, “Earnings per Share”), and utilizes guidance provided by SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of FASB ASC 260   and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted earnings per share are determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended March 31, 2011 and 2010, 4,208,505 of common stock equivalent shares were excluded from the computation of diluted net loss per share after considering ownership limitations of certain warrants and conversion features.

N.            Advertising Costs:

Advertising costs are treated as period costs and expenses as incurred and are included in operating expenses in the accompanying consolidated statements of income.

O.            Goodwill and Intangible Assets:

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Professional Standards, goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to software, customer lists, covenant not to compete and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally three to seven years.  As of March 31, 2011, no impairment charge was necessary.

In accordance with Professional Standards, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually or on an interim basis in certain circumstances as required. The Company measures impairment losses by comparing carrying value to fair value. The impairment test compares the carrying amount of the reporting unit to its fair value.  Discounted cash flows are utilized to determine the fair value of the assets being evaluated.  The impairment test in 2011 and 2010 supported the carrying value of goodwill, and as such, no write-down in the carrying value of goodwill was recorded.

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

Description of valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements that fall into either Level 2 or Level 3.

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

The Company has entered into an employment agreement with the President and CEO that became effective January 6, 2004. The employment agreement has a term of five years. In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year’s salary.  On August 29, 2008, the Board of Directors, with the approval of a majority of the shareholders of the Company entered into an amendment to extend the employment agreement dated January 6, 2004 for an additional 3 years from January 6, 2009.  On January 6, 2009, the President and CEO signed an additional agreement, in which he agreed to permanently waive the fiscal 2009 salary increase provided for in his employment agreement. The additional agreement is for the period of January 6, 2009 through January 5, 2010.  On January 6, 2010, Mr. Adiletta signed an additional agreement, in which he agreed to permanently waive the 2010 salary increase provided for in his employment agreement. The additional agreement is for the period of January 6, 2010 through January 5, 2011.  On January 6, 2011, Mr. Adiletta signed an additional agreement, in which he agreed to permanently waive the 2011 salary increase provided for in his employment agreement. The additional agreement is for the period of January 6, 2011 through January 5, 2012.  The President and CEO’s compensation for the year ended December 31, 2010 was $366,000.

Secure leases its facility on a month to month basis at a monthly rent of $4,500.

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

In the normal course of business, the Company is subject to various proceedings and claims, the resolution of which will not, in management's opinion, have a material adverse effect on the Company's financial position or results of operations.

Note 5.  Unregistered Sale of Equity Securities

None.

Note 6.  Dutchess Debentures

Substantially all principal payments due under the terms of the Dutchess Debentures during 2011 and 2010 are in arrears.  No payments of interest on these debentures have been made during 2011 and only partial payments during 2010.

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

There have been 100,000 shares issued under the Plan.

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

There are 12,950,000 warrants for common stock issued and outstanding.  At March 31, 2011, fair value associated with the outstanding warrants is not significant.  The holders of the majority of such warrants are subject to ownership limitations and the warrants are not freely transferable.  Common stock equivalents are reflected net of such limitations.

Results of Operations

Revenues

Revenues of $680,307 for the three months ended March 31, 2011, decreased by $181,553 over revenues of $861,860 for the three months ended March 31, 2010.  Equipment Sales decreased $124,239 for the three months ended March 31, 2011 versus the same period in 2010.  Installation revenues decreased by $41,264 for the three months ended March 31, 2011 versus the same periods in 2010.  Maintenance revenues decreased $16,050 for the three months ended March 31, 2011 versus the same periods in 2010.

 Costs of Goods Sold

Costs of Goods Sold of $376,784 for the three ended March 31, 2011, increased by $20,411 over Cost of Goods Sold of $356,373 for the three months ended March 31, 2010. The increase for the three months ending March 31, 2011 versus the same period in 2010 was primarily attributable to an increase in installation and service costs of $18,818.

Gross Margin

Gross Margin of $303,523 for the three months ended March 31, 2011 decreased by $201,964 over Gross Margin of $505,487 for the three months ended March 31, 2010. This was a direct result of the decreases in Revenues and increases in the Cost of Goods Sold described above.

Selling, General, and Administrative Expenses (“SG&A”)

SG&A expenses of $610,267 for the three months ended March 31, 2011 decreased by $82,973 over SG&A expenses of $693,240 for the three months ended March 31, 2010. This was primarily attributable to decrease in Depreciation and Amortization of $7,239 for the three months ended March 31, 2011 versus the same period in 2010, as well as decreases in Payroll and Benefits of $72,425 and Professional and Legal Fees of $7,140 for the three months ended March 31, 2011 versus the same period in 2010.

Other Income (Expense)

Other Expense of $152,774 for the three months ended March 31, 2011 decreased by $6,511 over Other Expense of $159,285 for the three months ended March 31, 2010. This is primarily attributable to an increase in interest expense of $7,324 offset by an increase in other income of $13,835 versus the same period in 2010.

Net (Loss)

Net Loss attributable to common stockholders of $463,482 for the three months ended March 31, 2011 increased by $114,864 over the Net Loss of $348,618 for the three months ended March 31, 2010. This was a direct result of the decrease in Gross Margin described above and offset by the decreases in the Selling, General, and Administrative expenses described above.

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

At March 31, 2011, the Company had negative working capital of approximately $7,896,074.

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

Description of valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements that fall into either Level 2 or Level 3.

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

As reported in the Company’s unaudited Form 10-K for the year ended December 31, 2010, the Company performed an assessment of the effectiveness of its controls and procedures and disclosed several material weaknesses related to that assessment.

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

In the normal course of business, the Company is subject to various proceedings and claims, the resolution of which will not, in management's opinion, have a material adverse effect on the Company's financial position or results of operations.

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

SOMERSET INTERNATIONAL GROUP, INC.
(Registrant)
Date: May 23, 2011	By:	/s/ John X. Adiletta
John X. Adiletta,
Chief Executive Officer
Chief Financial Officer