Form 10-Q
period 2011-06-30
SOMERSET INTERNATIONAL GROUP,INC.
filed 2011-08-22
CIK 350524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

  Commission File Number: 0-10854

SOMERSET INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-2795675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Washington Valley Road, Bedminster, NJ  07021
(Address of Principal Executive Offices) (Zip Code)

(908) 719-8909
(Registrant's Telephone No., including area code)

N/A
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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 19, 2011, there were 23,348,655 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q
(See Note 1B – Basis of Presentation in Notes To Financial Statements)
June 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SOMERSET INTERNATIONAL GROUP, INC.
FINANCIAL STATEMENTS
(See Note 1B – Basis of Presentation in Notes To Financial Statements)

AS OF JUNE 30, 2011

SOMERSET INTERNATIONAL GROUP, INC.
Financial Statements Table of Contents

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(SEE NOTE 1B – BASIS OF PRESENTATION)
JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$41,392	$34,726
Accounts receivable, net	394,590	446,158
Inventories	516,154	599,858
Prepaid expenses	3,624	4,208
Other current asset	9,554	9,554
Total Current Assets	965,314	1,094,504

Property and equipment, net	79,838	92,251

Other Assets:
Deposits	7,120	7,120
Deferred financing costs, net	--	19,138
Customer lists, net	131,486	428,683
Goodwill	2,200,355	2,200,355
Total other assets	2,338,961	2,655,296
TOTAL ASSETS	$3,384,113	$3,842,051

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,695,293	$1,770,036
Promissory notes payable - current	1,425,225	1,448,116
Dutchess promissory notes payable - current	3,875,920	3,875,920
Accrued interest payable	1,722,915	1,364,882
Deferred revenue	232,269	241,416
Total Current Liabilities	8,951,622	8,700,370

TOTAL LIABILITIES	8,951,622	8,700,370

Stockholders’ (Deficit):
Common Stock, 200,000,000 shares authorized, $.001 par value, 23,348,655 shares issued and outstanding in 2011 and 2010	23,349	23,349
Capital in excess of par value	31,367,243	31,367,243
Accumulated deficit	(36,958,958)	(36,248,911)
Total stockholders’ (deficit)	(5,567,509)	(4,858,319)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT )	$3,384,113	$3,842,051

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
(SEE NOTE 1B – BASIS OF PRESENTATION)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Three Months Ending June 30,		Six Months Ending June 30,
	2011	2010	2011	2010
Revenues
Equipment sales	$91,496	$429,497	$280,081	$742,321
Installation and service revenues	217,815	87,278	289,960	200,687
Contract revenues	460,762	419,649	880,339	855,276
Total revenues	770,073	936,424	1,450,380	1,798,284

Costs of goods sold
Material cost of systems sold	68,857	220,578	210,370	360,370
Install and service costs	178,541	215,344	385,378	401,963
Engineering and development	29,080	27,349	57,514	57,311
Total costs of goods sold	276,478	463,271	653,262	819,644

Gross margin	493,595	473,153	797,118	978,640

Selling, general, and administrative expenses
Selling, general and administrative expense	395,547	503,326	832,233	1,015,746
Depreciation expense	6,545	6,545	13,090	14,096
Amortization expense	148,637	173,269	315,673	346,538
Total selling, general, and administrative expenses	550,729	683,140	1,160,996	1,376,380

Loss from operations	(57,134)	(209,987)	(363,878)	(397,740)

Other Income (Expense)
Interest (expense)	(197,198)	(207,682)	(366,259)	(369,419)
Other (expense)	8,719	(17)	25,006	2,435
Total other income (expense)	(188,479)	(207,699)	(341,253)	(366,984)

Loss before income taxes	(245,613)	(417,686)	(705,131)	(764,724)

Provision for (benefit from) income taxes	175	451	4,139	2,031

Net Loss	$(245,788)	$(418,137)	$(709,270)	$(766,755)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted Average Number of Common Shares	23,348,655	23,348,655	23,348,655	23,348,655

The Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMERSET INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
(SEE NOTE 1B – BASIS OF PRESENTATION)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
	2011	2010
Cash Flows From Operating Activities:
Net (Loss)	$(709,270)	$(766,755)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	13,090	14,096
Amortization	315,673	346,538

Changes in operating assets and liabilities:
Accounts receivable	51,568	(12,811)
Inventories	83,704	(46,709)
Other current assets	--	(100)
Accounts payable and accrued expenses	(74,743)	168,782
Prepaid expense	1,184	(23,892)
Accrued interest payable	358,033	312,334
Deferred revenue	(9,147)	(7,648)
Net Cash Provided (Used) by Operating Activities	30,092	(16,165)

Cash Flows From Investing Activities:
Purchase of equipment	(535)	(410)
Disposal of equipment	--	1,300
Net Cash Used by Investing Activities	(535)	890

Cash Flows From Financing Activities:
Proceeds from issuance of stock	--	--
Proceeds from issuance of promissory notes	--	--
Payment of promissory notes payable	(22,891)	(15,121)
Net Cash Provided (Used) by Financing Activities	(22,891)	(15,121)

Net Change in Cash and cash equivalents	6,666	(30,396)
Cash and cash equivalents at Beginning of the Period	$34,726	$43,633
Cash and cash equivalents at End of the Period	$41,392	$13,237

Cash paid for interest	$41,367	$53,300
Cash paid for taxes	$4,139	$2,031

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

B.           Basis of Presentation

The unaudited consolidated financial statements included herein have not been reviewed by the Company’s independent registered public accounting firm.  Therefore, these financial statements have not been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Also, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of June 30, 2011 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of June 30, 2011 and the results of its consolidated operations and its consolidated cash flows for the periods ended June 30, 2011 and 2010.

The Unaudited Consolidated Statements of Operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of results for the full year.

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

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivables are stated at the amount billed to the customer.  Interest is not billed or accrued.  Accounts receivables in excess of 90 days old are considered delinquent.  Payments to accounts receivables are allocated to the specific invoices identified on the customers remittance advice or, if unspecified, are applied to the oldest invoice.  The Company has an allowance for doubtful accounts of approximately $31,000 and $31,000 as of June 30, 2011 and December 31, 2010, respectively, based on its historical collectability.

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

Currently, Secure System, Inc. has five customers which accounted for all of their revenues. Meadowlands has approximately 450 accounts and Fire Control has approximately 300 accounts which accounted for all of their revenues.  While our goal is to diversify Secure’s and Fire Control’s customer base, Secure expects to continue to depend upon a relatively small number of customers for a significant percentage of its revenues for the foreseeable future. Significant reductions in sales to any of our customers may have a material adverse effect on us by reducing our revenues and our gross margins.

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

M.          Loss Per Share:

The Company computes net loss per share under the provisions of FASB ASC 260 (formerly SFAS No. 128, “Earnings per Share”), and utilizes guidance provided by SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of FASB ASC 260   and SAB 98, basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted earnings per share are determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the periods ended June 30, 2011 and 2010, 4,208,505 of common stock equivalent shares were excluded from the computation of diluted net loss per share after considering ownership limitations of certain warrants and conversion features.

N.           Advertising Costs:

Advertising costs are treated as period costs and expenses as incurred and are included in operating expenses in the accompanying consolidated statements of income.

O.           Goodwill and Intangible Assets:

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Professional Standards, goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to software, customer lists, covenant not to compete and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally three to seven years.  As of June 30, 2011, no impairment charge was necessary.

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

On September 4, 2008, Keith Kesheneff and Kathryn Kesheneff filed suit in Superior Court in New Jersey against the Company claiming that they are owed $355,000 for a purchase price adjustment note issued by the Company.  The Company filed an answer, with counterclaims, on October 27, 2008, generally contesting all claims.  In February 2011, the Court granted partial summary judgment to the plaintiffs.  The Company continues past settlement efforts in order to settle this dispute.

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

On January 19, 2010, the holders of promissory note convertible into the Company’s common stock filed suit against the Company demanding payment of the principal amount of $175,000.00, plus accrued interest, and counsel fees.  The matter proceeded to trial in July 2011.  While the Company expects an adverse determination, as of this date, the Company has not received notice of an Order of Judgment.  Plaintiff has requested a judgment in the amount of $426,179.70.

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

Overview

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

Results of Operations

Revenues

Revenues of $770,703 and $1,450,380, for the three and six months ended June 30, 2011, respectively, decreased by $166,351 and $347,904 over revenues of $936,424 and $1,798,284 for the three and six months ended June 30, 2010.  Equipment Sales decreased $338,001 for the three months ended June 30, 2011 versus the same period in 2010 and decreased by $462,240 for the six months ended June 30, 2011.  Installation and Service revenues increased by $130,537 and $89,273, respectively, for the three months and six months ended June 30, 2011 versus the same periods in 2010.  Contract revenues increased $41,113 and $25,063, respectively, for the three and six months ended June 30, 2011 versus the same periods in 2010.

 Costs of Goods Sold

Costs of Goods Sold of $276,478 and $653,262 for the three and six months ended June 30, 2011, respectively, decreased by $186,793 and $166,382 over Cost of Goods Sold of $463,271 and $819,644 for the three and six months ended June 30, 2010. The decrease for the three months ending June 30, 2011 versus the same period in 2010 was primarily attributable to a decrease in cost systems sold of $151,721 and a decrease in installation and service costs of $36,803.  The decrease for the six months ending June 30, 2011 versus the same period in 2010 was primarily attributable to a decrease in cost systems sold of $150,000 and a decrease in installation and service costs of $16,585.

Gross Margin

Gross Margin of $493,595 and $797,118, respectively, for the three and six months ended June 30, 2011 increased by $20,442 and decreased by $181,522 over Gross Margin of $473,153 and $978,640, respectively, for the three and six months ended June 30, 2010. This was a direct result of the decreases in Revenues and decreases in the Cost of Goods Sold described above.

Selling, General, and Administrative Expenses (“SG&A”)

SG&A expenses of $395,547 and $832,233 for the three and six months ended June 30, 2011, respectively, decreased by $107,779 and $183,513, respectively, over SG&A expenses of $503,326 and $1,015,746 for the three and six months ended June 30, 2010. This was primarily attributable to decrease in Payroll of $85,537 and $154,910, and Legal and Professional Fees of $15,045 and $22,185, respectively, for the three and six months ended June 30, 2011 versus the same period in 2010.

Other Income (Expense)

Other Expense of $188,479 and $341,253 for the three and six months ended June 30, 2011 decreased by $19,220 and $25,731, respectively, over Other Expense of $207,699 and $366,984  for the three and six months ended June 30, 2010. This is primarily attributable to the decreased interest expense on the capital leases for service vehicles and an increase in other income of $8,736 and $22,571 for the three and six months ended June 30, 2011 versus the same periods in 2010.

Net (Loss)

Net Loss attributable to common stockholders of $245,788 and $709,270 for the three and six months ended June 30, 2011 decreased by $172,349 and $57,485, respectively, over the Net Loss of $418,137 and $766,755 for the three and six months ended June 30, 2010. This was a direct result of the changes in Gross Margin described above and the decreases in the Selling, General, and Administrative expenses described above.

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

At June 30, 2011, the Company had negative working capital of approximately $7,986,308.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

There are 12,950,000 warrants for common stock issued and outstanding.  At June 30, 2011, fair value associated with the outstanding warrants is not significant.  The holders of the majority of such warrants are subject to ownership limitations and the warrants are not freely transferable.  Common stock equivalents are reflected net of such limitations.

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

Not applicable because we are a smaller reporting company.

Item 4.    Controls and Procedures Evaluation of Disclosure

Controls and Procedures

The Company's management evaluated, with the participation of its President, the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the SEC Act of 1934) as of June 30, 2011. Based on such evaluation, the President of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is not operating in an effective manner.

As reported in the Company’s unaudited Form 10-K for the year ended December 31, 2010, the Company performed an assessment of the effectiveness of its controls and procedures and disclosed several material weaknesses related to that assessment.

Changes in Internal Controls

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the SEC Act of 1934) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 4, 2008, Keith Kesheneff and Kathryn Kesheneff filed suit in Superior Court in New Jersey against the Company claiming that they are owed $355,000 for a purchase price adjustment note issued by the Company.  The Company filed an answer, with counterclaims, on October 27, 2008, generally contesting all claims.  In February 2011, the Court granted partial summary judgment to the plaintiffs.  The Company continues past settlement efforts in order to settle this dispute.

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

On January 19, 2010, the holders of promissory note convertible into the Company’s common stock filed suit against the Company demanding payment of the principal amount of $175,000.00, plus accrued interest, and counsel fees.  The matter proceeded to trial in July 2011.  While the Company expects an adverse determination, as of this date, the Company has not received notice of an Order of Judgment.  Plaintiff has requested a judgment in the amount of $426,179.70.

In the normal course of business, the Company is subject to various proceedings and claims, the resolution of which will not, in management's opinion, have a material adverse effect on the Company's financial position or results of operations.

Item 1A. Risk Factors

Not required to be provided by smaller reporting companies.

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

Item 4. (Removed & Reserved).

Item 5.  Other Information.

None.

Item 6. Exhibits.

(a)           Exhibits:

31.1 Certifications of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOMERSET INTERNATIONAL GROUP, INC.

Date: August 22, 2011	By:	/s/ John X. Adiletta
John X. Adiletta,
Chief Executive Officer
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)